Form 10-Q
period 2009-04-30
SILVER BAY RESOURCES INC.
filed 2009-06-17
CIK 1443388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended April 30, 2009

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________ to __________

                       Commission File Number: 333-153510


                            SILVER BAY RESOURCES INC.
             (Exact name of Registrant as specified in its charter)

                   Nevada                                  26-2801338
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                Identification No.)

            4133 Stanford Ave.                       Telephone: 214-368-7746
            Dallas, Texas 75225                  (Registrant's telephone number,
(Address of principal executive offices)               including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 22,000,000 shares of common stock issued and outstanding at June 12 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                    As of               As of
                                                                   April 30,           July 31,
                                                                     2009                2008
                                                                   ---------           ---------
                                                                  (Unaudited)          (Audited)
Assets

Current assets
  Cash                                                             $      --           $      (0)
                                                                   ---------           ---------
Total current assets                                                      --                  (0)
                                                                   ---------           ---------

Total Assets                                                       $      --           $      --
                                                                   =========           =========

Liabilities

Current liabilities
  Accounts payable                                                 $   2,600           $   1,440
                                                                   ---------           ---------
Total current liabilities                                              2,600               1,440

Long Term Liabilities
  Shareholder Loan                                                    86,150              60,000
                                                                   ---------           ---------
Total Liabilities                                                     88,750              61,440
                                                                   ---------           ---------
Stockholders' Deficiency
  Common Stock, $0.001 par value  75,000,00 Common Shares
   Authorized 22,000,000 Shares Issued                                22,000              22,000
  Additional paid-in capital                                          (2,000)             (2,000)
  Deficit accumulated during exploration period                     (108,750)            (81,440)
                                                                   ---------           ---------
Total stockholders deficit                                           (88,750)            (61,440)
                                                                   ---------           ---------

Total liabilites and stockholders equity                           $      --           $      --
                                                                   =========           =========

                The accompanying condensed notes are an integral
                      part of these financial statements.

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                                  For the three month     For the nine month     From inception
                                                      period ended          period ended       (June 12, 2008) to
                                                        April 30,             April 30,             April 30,
                                                          2009                  2009                  2009
                                                       -----------           -----------           -----------
Revenue                                                $        --           $        --           $        --
                                                       -----------           -----------           -----------
Expenses
  Recognition of an Impairment Loss (Mineral Claims)         1,094                 1,094                21,094
  Accounting & Professional Fees                                21                26,216                86,816
  Filing Fees                                                   --                    --                   840
                                                       -----------           -----------           -----------
Total Expenses                                               1,115                27,310               108,750
                                                       -----------           -----------           -----------

Provision for income tax                                        --                    --                    --
                                                       -----------           -----------           -----------

Net Income (Loss)                                      $    (1,115)          $   (27,310)          $  (108,750)
                                                       ===========           ===========           ===========

Basic & Diluted (Loss) per Common Share                     (0.000)               (0.001)               (0.005)
                                                       -----------           -----------           -----------

Weighted Average Number of Common Shares                22,000,000            22,000,000            22,000,000


                The accompanying condensed notes are an integral
                      part of these financial statements.

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                From Inception (June 12, 2008) to April 30, 2009
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                  Deficit
                                                                                Accumulated
                                              Common Stock                        During
                                          --------------------       Paid in    Exploration       Total
                                          Shares        Amount       Capital       Stage         Equity
                                          ------        ------       -------       -----         ------
Shares issued to founders -
June 12, 2008 at  $0.001 per share      22,000,000     $22,000      $(2,000)     $      --      $ 20,000

Net (Loss) for period                                                              (81,440)      (81,440)
                                       -----------     -------      -------      ---------      --------
Balance, July 31, 2008                  22,000,000      22,000       (2,000)       (81,440)      (61,440)
                                       -----------     -------      -------      ---------      --------

Net (Loss) for period                                                              (27,310)      (27,310)
                                       -----------     -------      -------      ---------      --------

Balance, April 30, 2009                 22,000,000     $22,000      $(2,000)     $(108,750)     $(88,750)
                                       ===========     =======      =======      =========      ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                               For the three month   For the nine month    From inception
                                                                   period ended        period ended      (June 12, 2008) to
                                                                     April 30,           April 30,            April 30,
                                                                       2009                2009                 2009
                                                                    ----------          ----------           ----------
OPERATING ACTIVITIES
  Net income (loss)                                                 $   (1,115)         $  (27,310)          $ (108,750)
  Recognition of an Impairment Loss (Mineral Claims)                        --                  --               20,000
  Accounts payable                                                       1,115               1,160                2,600
                                                                    ----------          ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                                       (0)            (26,150)             (86,150)

INVESTING ACTIVITES
  Purchase of mineral claim                                                 --                  --              (20,000)
                                                                    ----------          ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES                                       --                  --              (20,000)

FINANCING ACTIVITIES
  Shareholder Loan                                                          --              26,150               86,150
  Common shares issued to founders @ $0.001 per share                       --                  --               20,000
                                                                    ----------          ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   --              26,150              106,150

Cash at beginning of period                                                 --                  --                   --
                                                                    ----------          ----------           ----------
CASH AT END OF PERIOD                                               $       (0)         $       (0)          $       (0)
                                                                    ==========          ==========           ==========
Cash Paid For:
  Interest                                                          $       --          $       --           $       --
                                                                    ==========          ==========           ==========
  Income Tax                                                        $       --          $       --           $       --
                                                                    ==========          ==========           ==========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service                      $       --          $       --           $       --
                                                                    ==========          ==========           ==========
  Stock issued for accounts payable                                 $       --          $       --           $       --
                                                                    ==========          ==========           ==========
  Stock issued for notes payable and interest                       $       --          $       --           $       --
                                                                    ==========          ==========           ==========
  Stock issued for convertible debentures and interest              $       --          $       --           $       --
                                                                    ==========          ==========           ==========
  Convertible debentures issued for services                        $       --          $       --           $       --
                                                                    ==========          ==========           ==========
  Warrants issued                                                   $       --          $       --           $       --
                                                                    ==========          ==========           ==========
  Stock issued for penalty on default of convertible debentures     $       --          $       --           $       --
                                                                    ==========          ==========           ==========
  Note payable issued for finance charges                           $       --          $       --           $       --
                                                                    ==========          ==========           ==========
  Forgiveness of note payable and accrued interest                  $       --          $       --           $       --
                                                                    ==========          ==========           ==========


                The accompanying condensed notes are an integral
                      part of these financial statements.

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                 Condensed Footnotes to the Financial Statements
                        From Inception to April 30, 2009
                             (Stated in US Dollars)


NOTE 1 - FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2008 audited financial statements. The results of operations for the period ended April 30, 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Silver Bay Resources Inc. (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Silver Bay Resources Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW.

Silver Bay Resources Inc. ("Silver Bay" or the "Company") was organized under the laws of the State of Nevada on June 12, 2008, to explore mining claims and property in North America.

The Company has staked one MTO mineral claim containing 12 cell claim units totaling 248.686 hectares on the shore of Jervis Inlet on Deserted Bay, approximately 100 km northwest of Vancouver, BC, and 65 km north of Sechelt, BC. We refer to these mining claims as the Silver Bay Property.

We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer."

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. A "blank check company" is defined by securities laws as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED APRIL 30, 2009.

The accompanying financial statements show that the Company has incurred a net loss of $1,115 for the three month period ended April 30, 2009 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

LIQUIDITY AND FINANCIAL CONDITION.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for the next year. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

INFLATION.

In the opinion of management, inflation has not had a material effect on our operations.

CONSULTANTS.

The Company currently has no stock option plan.

RESEARCH AND DEVELOPMENT EXPENDITURES.

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS.

We do not own, either legally or beneficially, any patent or trademark.

REGISTRATION STATEMENT.

On September 17, 2008, we filed a S-1 with the Security and Exchange Commission. The purpose of this registration was to register a class of securities under
Section 12 (g) of the Exchange Act. In October 31, 2008, The Company filed an amendment to the registration statement on the form S-1.

HOLDERS OF OUR COMMON STOCK.

As of March 31, 2009, we had approximately 26 stockholder(s) holding 22,000,000 shares of our common stock.

DIVIDENDS.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. We would not be able to pay our debts as they become due in the usual course of business; or

     2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending April 30, 2009.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                           Description of Exhibit
--------------                           ----------------------

   3.1              Articles of Incorporation(1)

   3.2              Bylaws(1)

   31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

   32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1) Filed with the SEC as an exhibit to our Form S-1 Registration Statement originally filed on September 17, 2008.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2009

Silver Bay Resources Inc.

        Signature                       Title                           Date
        ---------                       -----                           ----


By: /s/ DONALD GARDNER         Chief Executive Officer,            June 12, 2009
   -------------------------   Chief Financial Officer,
   DONALD GARDNER              President, Secretary, Treasurer
                               and Director (Principal Executive
                               Officer and Principal Accounting Officer)