Form 10-K
period 2009-07-31
SILVER BAY RESOURCES INC.
filed 2010-03-17
CIK 1443388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2009

                        Commission file number 333-153510


                            SILVER BAY RESOURCES INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                26-2801338
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                               4133 Stanford Ave.
                               Dallas, Texas 75225
               (Address of Principal Executive Offices & Zip Code)

                                  214-368-7746
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 10, 2010, the registrant had 22,000,000 shares of common stock issued and outstanding.

                            SILVER BAY RESOURCES INC.
                                TABLE OF CONTENTS

Item 1.  Business...........................................................   3

Item 1A. Risk Factors.......................................................   5

Item 2.  Properties.........................................................  11

Item 3.  Legal Proceedings..................................................  12

Item 4.  Submission of Matters to a Vote of Security Holders................  12

Item 5.  Market for Common Equity and Related Stockholder Matters...........  12

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  13

Item 8.  Financial Statements...............................................  15

Item 9.  Changes in and Disagreements with Accountants on Financial
         Disclosure.........................................................  27

Item 9A. Controls and Procedures............................................  27

Item 10. Directors, Executive Officers and Control Persons..................  29

Item 11. Executive Compensation.............................................  30

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  31

Item 13. Certain Relationships and Related Transactions.....................  32

Item 14. Principal Accounting Fees and Services.............................  32

Item 15. Exhibits...........................................................  33

Signatures..................................................................  33

                                     PART I

ITEM 1. BUSINESS

SUMMARY

COMPANY OVERVIEW

Silver Bay Resources Inc. was incorporated in the State of Nevada on June 12, 2008. Silver Bay Resources Inc., which is also referred to herein as Silver Bay Resources, or Silver Bay, is engaged in the exploration for silver and other minerals. The Company has staked one MTO mineral claim containing 12 cell claim units totaling 248.686 hectares on the shore of Jervis Inlet on Deserted Bay, approximately 100 km northwest of Vancouver, BC, and 65 km north of Sechelt, BC. We refer to these mining claims as the Silver Bay Property.

We are an exploration stage company and we cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

We issued 22,000,000 shares of common stock on June 12, 2008 for cash of $20,000. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

We acquired a molybdenum property that is located approximately 35 kilometers north of Vancouver BC, and approximately 2 kilometers north of the community of Britannia Beach, BC. Our Molybdenum Property comprises one mineral claim containing 9 cell claim units totaling188.293 hectares. Mineral property costs of $20,000 to date have been expensed.

Our business plan is to proceed with the exploration of our molybdenum property to determine whether there is any potential for molybdenum on the property that comprises our mineral claims. We have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $15,437, $75,000 and $150,000 respectively. We had $0 in cash reserves as of the period ended July 31, 2009. The lack of cash has kept us from conducting any exploration work on the property. We will commence Phase 1 of the exploration program once we receive funding. Phase 2 and 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

     >> $828.49 to be paid to the British Columbia Provincial government to keep the claims valid;

     >> $16,363.75 in connection with the completion of Phase 1 of our recommended geological work program;

     >> $75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;

     >>   $150,000 for Phase 3 of our recommended geological work program; and

     >> $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

We do not currently have any products or services, and we have no new product or service planned or announced to the public. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for raw materials and there is no need for government approval of our products and services.

MARKETS AND CUSTOMERS

We are in the pre exploration stage and presently have no operating assets or customers. The market for metals that we expect to produce depends on factors beyond our control, including the extent of production, the proximity and capacity of transportation facilities and demand for metals.

COMPETITION

The mining industry is highly competitive. Competitors will include major mining companies, other independent resource companies and individual producers and operators, most of which will have financial resources, personnel and facilities substantially greater than we have. We will face intense competition for the acquisition of mineral leases and properties.

REGULATIONS

Our proposed business will be affected by numerous laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the resource industry. Most of our extraction operations will require permits or authorizations from federal, provincial or local agencies.

Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We expect that our operations will comply in all material respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the resource industry.

ENVIRONMENTAL MATTERS

Our proposed business activities will be subject to extensive federal, provincial and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Compliance with the multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly.

EMPLOYEES

Our only current employee is Donald Gardner, our President and sole executive officer.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on June 12, 2008 and to date have recently been involved in the organizational activities, and acquisition of our claims. We have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of minerals from the claims is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL FINANCING TO COMPLETE THE FINAL PHASE OF OUR EXPLORATION PROGRAM IF WARRANTED. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $115,984 for the period from inception (June 12, 2008) to July 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by mineral companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. If the results of our development program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXTRACTING, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The extracting of minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned program and/or obtain additional financing to fund our program.

AS WE UNDERTAKE DEVELOPMENT OF OUR CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR PROGRAM.

There are several governmental regulations that materially restrict our mineral extraction program. We will be subject to the laws of British Columbia as we carry out our program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the area in order to comply with these laws. The cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;

     (b)  Dust generation will have to be minimal or otherwise re-mediated;

     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

     (d) An assessment of all material to be left on the surface will need to be environmentally benign;

     (e)  Ground water will have to be monitored for any potential contaminants;

     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

IF ACCESS TO OUR MINERAL PROPERTIES IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN ANY FUTURE MINING EFFORTS.

It is possible that adverse weather could cause accessibility to our properties difficult and this would delay in our timetables.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Donald Gardner our CEO and director, currently devotes up to 15 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our financing efforts to date have provided us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our mineral properties and the price of minerals on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if mineral prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

AMENDMENTS TO CURRENT LAWS AND REGULATIONS GOVERNING OUR PROPOSED OPERATIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PROPOSED BUSINESS.

Our business will be subject to substantial regulation under local and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of minerals and other matters. Amendments to current laws and regulations governing operations and activities of resource operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the resource industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of mining and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

ESTIMATES OF MINERAL RESERVES THAT WE MAKE MAY BE INACCURATE WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US

There are numerous uncertainties inherent in estimating quantities of mineral resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of minerals will be realized. In general, estimates of recoverable mineral resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable minerals, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

ABANDONMENT AND RECLAMATION COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the minerals that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

PENALTIES WE MAY INCUR COULD IMPAIR OUR BUSINESS.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

ENVIRONMENTAL RISKS MAY ADVERSELY AFFECT OUR BUSINESS.

Mineral extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with resource operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.

The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

CHALLENGES TO TITLE TO OUR PROPERTIES MAY IMPACT OUR FINANCIAL CONDITION.

Title to mineral interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

THE LIMITED TRADING OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY IMPAIR YOUR ABILITY TO SELL YOUR SHARES.

There has been a no trading market for our common stock since our inception. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

     * dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

     * announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

     * fluctuations in revenue from our mineral business as new reserves come to market;

     * changes in the market for commodities or in the capital markets generally;

     *    quarterly variations in our revenues and operating expenses;

     * changes in the valuation of similarly situated companies, both in our industry and in other industries;

     * changes in analysts' estimates affecting us, our competitors or our industry;

     * changes in the accounting methods used in or otherwise affecting our industry;

     *    additions and departures of key personnel;

     * fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of minerals in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" WILL LIMIT THETRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. Our principal executive office is located at 4133 Stanford Ave., Dallas, Texas 75225.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended July 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

As of the date of this report we have approximately 25 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

RESULTS OF OPERATIONS

We are still in the exploration stage and have not generated any revenues to date.

We incurred operating expenses of $115,984 from date of incorporation to the year ended July 31, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports for the year ended July 31, 2009. Our net loss for the year ending July 31, 2009 was $34,237.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point. We are still in our exploration stage and have generated no revenues to date.

The following table provides selected financial data about our company for the years ended July 31, 2009 and 2008.

          Balance Sheet Data:             7/31/09            7/31/08
          -------------------             -------            -------

          Cash                           $      0           $      0
          Total assets                   $      0           $      0
          Total liabilities              $ 95,984           $ 61,747
          Shareholders' deficit          $(95,984)          $(61,747)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2009 was $0 with outstanding liabilities of $95,984. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

We have no cash as of July 31, 2009. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS
                           Silver Bay Resources, Inc.
                                 July 31, 2009

                                                                           Index
                                                                           -----

Report of Independent Registered Public Accounting Firm                      16

Balance Sheets as of July 31, 2009 and 2008                                  17

Statements of Operations for the twelve month period ending
July 31, 2009 and the Period From June 12, 2008 (inception)
Through July 31, 2008 and 2009                                               18

Statements of Cash Flows for the years ended July 31, 2009 and the
Period From June 12, 2008 (inception) Through July 31, 2008 and 2009         19

Statement of Changes in Stockholders' Deficit for the Period From
June 12, 2008 (inception) Through July 31, 2009                              20

Notes to the Financial Statements                                            21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Silver Bay Resources, Inc.

We have audited the accompanying balance sheets of Silver Bay Resources, Inc. (a exploration stage company) as of July 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended and the period from June 12, 2008 (inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Bay Resources, Inc. as of July 31, 2009 and 2008, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ M&K CPAS, PLLC
-------------------------------
www.mkacpas.com

Houston, Texas
March 9, 2010

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                     As of              As of
                                                    July 31,           July 31,
                                                     2009               2008
                                                   ---------          ---------
Assets

Current assets
  Cash                                             $      --          $      --
                                                   ---------          ---------
Total current assets                                      --                 --

Total Assets                                       $      --          $      --
                                                   =========          =========

Liabilities

Current liabilities
  Accounts payable                                 $   2,870          $   1,440
  Accrued interest                                     6,964                307
                                                   ---------          ---------
Total current liabilities                              9,834              1,747

Long Term Liabilities
  Shareholder Loan                                    86,150             60,000
                                                   ---------          ---------
Total Liabilities                                     95,984             61,747
                                                   ---------          ---------
Stockholders' Deficit
  Common Stock, $0.001 par value
   75,000,000 Common Shares Authorized
   22,000,000 Shares Issued  and Outstanding          22,000             22,000
  Additional paid-in capital                          (2,000)            (2,000)
  Deficit accumuated during exploration period      (115,984)           (81,747)
                                                   ---------          ---------
Total stockholders' deficit                          (95,984)           (61,747)
                                                   ---------          ---------

Total liabilities and stockholders' deficit        $      --          $      --
                                                   =========          =========


   The accompanying notes are an integral part of these financial statements.

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                     For the            From inception         From inception
                                                   year ending        (June 12, 2008) to     (June 12, 2008) to
                                                    July 31,               July 31,               July 31,
                                                      2009                   2008                   2009
                                                  ------------           ------------           ------------
Revenue                                           $         --           $         --           $         --
                                                  ------------           ------------           ------------
Expenses
  Mining claims                                             --                 20,000                 20,000
  Accounting and professional Fees                      27,580                 60,600                 88,180
  Filing Fees                                               --                    840                    840
  Interest expense                                       6,657                    307                  6,964
                                                  ------------           ------------           ------------
Total Expenses                                          34,237                 81,747                115,984
                                                  ------------           ------------           ------------

Provision for income tax                                    --                     --                     --

Net Loss                                          $    (34,237)          $    (81,747)          $   (115,984)
                                                  ============           ============           ============

Basic and Diluted Loss per Common Share           $      (0.00)          $      (0.00)
                                                  ------------           ------------

Weighted Average Number of Common Shares            22,000,000             22,000,000


                     The accompanying notes are an integral
                       part of these financial statements.

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 From Inception (June 12, 2008) to July 31, 2009
                             (Stated in US Dollars)

                                                                                  Deficit
                                                                                Accumulated
                                              Common Stock                        During          Total
                                          --------------------       Paid in    Exploration      Equity
                                          Shares        Amount       Capital       Stage        (Deficit)
                                          ------        ------       -------       -----        ---------

Shares issued to founders -           22,000,000       $ 22,000     $ (2,000)    $      --      $ 20,000
 June 12, 2008

Net Loss for period                                                                (81,747)      (81,747)
                                     -----------       --------     --------     ---------      --------
Balance, July 31, 2008                22,000,000         22,000       (2,000)      (81,747)      (61,747)


Net Loss for period                                                                (34,237)      (34,237)
                                     -----------       --------     --------     ---------      --------

Balance, July 31, 2009                22,000,000       $ 22,000     $ (2,000)    $(115,984)     $(95,984)
                                     ===========       ========     ========     =========      ========


                     The accompanying notes are an integral
                       part of these financial statements.

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                     For the          From inception        From inception
                                                   year ending      (June 12, 2008) to    (June 12, 2008) to
                                                    July 31,             July 31,              July 31,
                                                      2009                 2008                  2009
                                                    ---------            ---------             ---------
OPERATING ACTIVITIES
  Net loss                                          $ (34,237)           $ (81,747)            $(115,984)
  Changes in:
    Accounts payable                                    1,430                1,440                 2,870
    Accrued interest                                    6,657                  307                 6,964
                                                    ---------            ---------             ---------
Net cash used in operating activities                 (26,150)             (80,000)             (106,150)

INVESTING ACTIVITES

Net cash used in investing activities                      --                   --                    --
                                                    ---------            ---------             ---------
FINANCING ACTIVITIES
  Proceeds from Shareholder Loan                       26,150               60,000                86,150
  Proceeds form Common shares issued to founders           --               20,000                20,000
                                                    ---------            ---------             ---------
Net cash provided by financing activities           $  26,150            $  80,000             $ 106,150

Cash at beginning of period                                --                   --                    --
                                                    ---------            ---------             ---------
Cash at end of period                               $      --            $      --             $      --
                                                    =========            =========             =========

Cash Paid For:
  Interest                                          $      --            $      --             $      --
                                                    =========            =========             =========
  Income Tax                                        $      --            $      --             $      --
                                                    =========            =========             =========


                     The accompanying notes are an integral
                       part of these financial statements.

                            SILVER BAY RESOURCES INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                         From Inception to July 31, 2009
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008.

The Company is engaged in the exploration of silver and other minerals. Efforts to date have focused on the Silver Bay Property located on Jervis Inlet, about 100km northwest of Vancouver Island.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENATATION

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Silver Bay considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2009 and 2008, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management's intended operations, among other things.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157 "Fair Value Measurements" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

LEVEL 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

LEVEL 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

LEVEL 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts owed to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                                                    July 31,            July 31,
                                                     2009                2008
                                                   --------            --------
Income tax expense at statutory rate               $ 11,641            $ 27,794
Valuation allowance                                 (11,641)            (27,794)
                                                   --------            --------
Income tax expense per books                       $      0            $      0
                                                   ========            ========

Net deferred tax assets consist of the following components as of:

                                                    July 31,            July 31,
                                                     2009                2008
                                                   --------            --------
NOL Carryover                                      $ 39,435            $ 27,794
Valuation allowance                                 (39,435)            (27,794)
                                                   --------            --------
Net deferred tax asset                             $      0            $      0
                                                   ========            ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2009 and 2008, and as such diluted EPS is equal to basic EPS.

At July 31, 2009 and 2008, there were 22,000,000 weighted average number of shares outstanding and the loss per share, both basic and diluted, was $(0.00).

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement No. 123.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its material position or results of operations.

In May 2009, the FASB issued SFAS 165 ("SFAS 165"), "Subsequent Events." This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is March 11, 2010, the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS 168 ("SFAS 168"), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending August 31, 2009. In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The FASB's SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us at inception. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended July 31, 2009, there were no applicable items on which the fair value option was elected.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.

MINERAL PROPERTY

In 2008 the Company purchased mining claims located in the Jervis Inlet. About 100 km northwest of Vancouver, BC. Access is by helicopter or float plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula. The Silver Bay Property comprises one MTO mineral claim containing 12 cell claim units totaling 248.686 hectares.

In accordance with FASB No. 89 paragraph 14 "Additional Disclosure by Enterprises with Mineral Resources Assets" the Company since inception (June 12,
2008) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $115,984 for the period from June 12, 2008 (inception) to July 31, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder loaned the Company $26,150 and $60,000 during the periods ended July 31, 2009 and 2008. This loan is non interest bearing and is due on demand. Interest at 8% totaling $6,657 and $307 for the periods ended July 31, 2009 and 2008, respectively, has been imputed on the outstanding amounts and is included in accrued interest.

NOTE 5 - COMMON STOCK

Silver Bay issued 22,000,000 shares of common stock (founder's shares) on June 12, 2008 for $20,000 cash.

NOTE 6 - SUBSEQUENT EVENTS

There were no reportable subsequent events from July 31, 2009 through the date this report is filed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

On September 11, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered ("Moore"), its independent registered public account firm. On December 16, 2009, the accounting firm of M&K CPAS, PLLC, CPAs ("M&K") was chosen as the Registrant's new independent registered public account firm.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, Silver Bay conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2009 using the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, because of our limited resources and limited number of employees, management concluded that, as of July 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Silver Bay's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2009, Silver Bay determined that there were control deficiencies that constituted material weaknesses, as described below.

     1. Certain entity level controls establishing a "tone at the top" were considered material weaknesses. The Company has no audit committee. There is no policy on fraud and no code of ethics at this time. A whistleblower policy is not necessary given the small size of the organization.

     2. There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, Silver Bay concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that Silver Bay did not maintain effective internal control over financial reporting as of July 31, 2009 based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by COSO.

M&K CPAs PLLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of July 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director         Age                       Position
  -----------------------         ---                       --------

Donald Gardner                    57      President, Chief Executive Officer
                                          and Director

Donald R. Gardner is a graduate of the University of North Texas, B.B.A in Business and Personnel Management. Mr. Gardner has spent the past thirty-two years as an entrepreneur in diverse areas of business both domestically in the US and internationally.

During Mr. Gardner's early career in the hospitality industry he personally owned and operated 33 restaurants and nightclubs. All restaurants were start-ups as opposed to acquisitions. The majority of Mr. Gardner's restaurant experience was in various segments of the "Casual Dining" restaurant niche. In conjunction with 25+ casual-themed restaurants Mr. Gardner has also owned and operated fast food outlets, catering operations and nightclubs.

Mr. Gardner transitioned from the restaurant industry to the gaming industry in the early 1990s. He began by investing in and operating small casinos in Blackhawk, Colorado and Eastern Europe. During this period Mr. Gardner was a licensed casino operator in the state of Colorado. Mr. Gardner was also involved in casino joint ventures with the Radisson Hotels in Sochi, Russia and Riga, Latvia. There was also a stand-alone casino in Bishkek, Kyrgyzstan.

Concurrent with maintaining interests in these operations Mr. Gardner acquired distributorships for code remediation from a San Francisco-based software company. Mr. Gardner marketed and sold the software services to Federal governments and large corporations throughout the US, Canada, France, England and Africa.

From 1999 - 2003 Mr. Gardner was a consultant for Caribe Gaming and Gaming Management Corporation, Inc. Mr. Gardner was responsible for the development, design and construction of two casino projects in Panama and one in Colombia along with numerous race and sports books in Mexico.

Mr. Gardner is currently involved in the construction business (specializing in restaurant construction) and software development. Mr. Gardner, along with his partner, has built over 400 restaurants in the US. Mr. Gardner is also involved in the early stage development of trading software with Trade Point Technologies. Mr. Gardner has served on numerous boards and committees of privately held corporations.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or directors who collectively devote up to 20 hours per week to company matters.

Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and directors have not been convicted in any criminal proceeding (excluding traffic violations) nor are they subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. We pay our consulting geologist the usual and customary rates received by geologists performing similar consulting services.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2009:

                                             Annual Compensation                  Long Term Compensation
                                      ---------------------------------    ----------------------------------
                                                                           Restricted
                                                           Other Annual      Stock     Options/*     LTIP         All Other
Name           Title          Year    Salary($)   Bonus    Compensation     Awarded     SARs(#)    Payouts($)   Compensation
----           -----          ----    ---------   -----    ------------     -------     -------    ----------   ------------
Donald        President,      2008       $ 0       $ 0         $ 0            $ 0         $ 0         $ 0            $ 0
Gardner       CEO, CFO        2009       $ 0       $ 0         $ 0            $ 0         $ 0         $ 0            $ 0
              and Director


There are no current employment agreements between the company and its officer/director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 21, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                                 Amount and Nature      Percentage of
                                                                   of Beneficial          Common
Title of Class      Name and Address of Beneficial Owner             Ownership            Stock(1)
--------------      ------------------------------------             ---------            --------
Common Stock        Donald Gardner                                   12,000,000           54.54%
                    4133 Stanford Ave., Dallas, Texas 75225

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 21, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us other then the transactions described below.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended July 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $4,000.

For the year ended July 31, 2008, there were $0 in fees charged to the company for audit services, audit-related services and tax services.

                                     PART IV

ITEM 15. EXHIBITS

     Exhibit
     Number                           Description
     ------                           -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31.1           Sec. 302 Certification of Chief Executive Officer
      31.2           Sec. 302 Certification of Chief Financial Officer
      32.1           Sec. 906 Certification of Chief Executive Officer
      32.2           Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2010         Silver Bay Resources Inc.


                       By: /s/ Donald Gardner
                           -----------------------------------------------------
                           Donald Gardner, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2010         Silver Bay Resources Inc.


                       By: /s/ Donald Gardner
                          ------------------------------------------------------
                          Donald Gardner, President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)