Form 10-Q
period 2010-01-31
SILVER BAY RESOURCES INC.
filed 2010-03-17
CIK 1443388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended January 31, 2010

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

           213 E Arkansas Ave
         Vivian, LA 71082, USA                        Telephone: 214-368-7746
(Address of principal executive offices)         (Registrant's telephone number,
                                                        including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

We had a total of 22,000,000 shares of common stock issued and outstanding at February 28, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

SILVER BAY RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

                                                       January 31,           July 31,
                                                          2010                2009
                                                        ---------           ---------
                                                       (Unaudited)          (Audited)
Assets

Current assets
  Cash                                                  $      --           $      --
                                                        ---------           ---------
Total current assets                                           --                  --


Total Assets                                            $      --           $      --
                                                        =========           =========

Liabilities

Current liabilities
  Accounts payable                                      $   2,714           $   2,870
  Accrued interest                                         10,410               6,964
                                                        ---------           ---------
Total current liabilities                                  13,124               9,834

Long Term Liabilities
  Shareholder Loan                                         87,406              86,150
                                                        ---------           ---------
Total Liabilities                                         100,530              95,984
                                                        ---------           ---------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   22,000,000 Shares Issued                                22,000              22,000
  Additional paid-in capital                               (2,000)             (2,000)
  Deficit accumuated during exploration period           (120,530)           (115,984)
                                                        ---------           ---------
Total stockholders deficit                               (100,530)            (95,984)

                                                        ---------           ---------

Total liabilites and stockholders equity                $      --           $      --
                                                        =========           =========


                The accompanying condensed notes are an integral
                      part of these financial statements.

SILVER BAY RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

                                                                                                         June 12, 2008
                                          Three Months Ended                 Six Months Ended        (Date of Inception) to
                                              January 31,                        January 31,               January 31,
                                         2010             2009             2010             2009              2010
                                     ------------     ------------     ------------     ------------      ------------
REVENUE                              $         --     $         --     $         --     $         --      $         --
                                     ------------     ------------     ------------     ------------      ------------
EXPENSES
  Mineral claim impairment loss                --               --               --               --            20,000
  Professional fees                            --            3,200              500           13,243            88,680
  Interest expense                          3,446               --            3,446               --            10,410
  Transfer agent fees                         600               --              600               --               600
  Filing fees                                  --               --               --               --               840
                                     ------------     ------------     ------------     ------------      ------------
Total Expenses                              4,046            3,200            4,546           13,243           120,530
                                     ------------     ------------     ------------     ------------      ------------
Net loss from Operations
 Before Taxes                              (4,046)          (3,200)          (4,546)         (13,243)         (120,530)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                           --               --               --               --                --
                                     ------------     ------------     ------------     ------------      ------------

Net Loss                             $     (4,046)    $     (3,200)    $     (4,546)    $    (13,243)     $   (120,530)
                                     ============     ============     ============     ============      ============

Other Comprehensive income (loss)              --               --               --               --                --

Total Comprehensive income (loss)    $     (4,046)    $     (3,200)    $     (4,546)    $    (13,243)     $   (120,530)
                                     ------------     ------------     ------------     ------------      ------------

Basic and diluted loss per share     $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                     ------------     ------------     ------------     ------------

Weighted average number of
 shares outstanding                    22,000,000       22,000,000       22,000,000       22,000,000
                                     ------------     ------------     ------------     ------------


                The accompanying condensed notes are an integral
                      part of these financial statements.

SILVER BAY RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

                                                                                        June 12, 2008
                                                            Six Months Ended        (Date of Inception) to
                                                                January 31,               January 31,
                                                          2010             2009              2010
                                                        ---------        ---------         ---------
OPERATING ACTIVITIES
  Net loss for the period                               $  (4,546)       $ (13,243)        $(120,530)
  Change in non-cash working capital balances
    related to operations:
      Accounts payable and accrued liabilities              3,290            3,243            13,124
                                                        ---------        ---------         ---------

Cash used in operating activities                          (1,256)         (10,000)         (107,406)
                                                        ---------        ---------         ---------

INVESTING ACTIVITIES                                           --               --                --
                                                        ---------        ---------         ---------
FINANCING ACTIVITIES
  Capital stock issued                                         --               --            20,000
  Related party loan payable                                1,256           10,000            87,406
                                                        ---------        ---------         ---------

Cash from (used in) financing activities                    1,256           10,000           107,406
                                                        ---------        ---------         ---------

Increase (decrease) in cash during the period                  --               --                --

Cash, beginning of the period                                  --               --                --
                                                        ---------        ---------         ---------
Cash, end of the period                                 $      --        $      --         $      --
                                                        =========        =========         =========

Cash Paid For:
  Interest                                              $      --        $      --         $      --
  Income Tax                                            $      --        $      --         $      --
  Non-Cash Activities:
  Shares issued in Lieu of Payment for Service          $      --        $      --         $      --
  Stock issued for accounts payable                     $      --        $      --         $      --
  Stock issued for notes payable and interest           $      --        $      --         $      --
  Stock issued for interest                             $      --        $      --         $      --
  Convertible debentures issued for services            $      --        $      --         $      --
  Warrants issued                                       $      --        $      --         $      --
  Note payable issued for finance charges               $      --        $      --         $      --
  Forgiveness of payables and accrued interest          $      --        $      --         $      --


                The accompanying condensed notes are an integral
                      part of these financial statements.

SILVER BAY RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
January 31, 2010
(Stated in US Dollars)
(Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008.

The Company is engaged in exploration for silver and other minerals. Efforts to date have focused on the Silver Bay Property located on Jervis Inlet, about 100km northwest of Vancouver, British Columbia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a July 31 year end.

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured. The Company does not anticipate generating any revenue.

c. Income Taxes

The Company prepares its tax returns on the accrual basis. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

d. Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Assets

The Company has no cash as of January 31, 2010.

f. Mineral Property

In 2008 the Company purchased mining claims located in the Jervis Inlet, approximately 100 km northwest of Vancouver, BC. Access is by helicopter or float plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula. The Silver Bay Property comprises one MTO mineral claim containing 12 cell claim units totaling 248.686 hectares.

In accordance with FASB No. 89 paragraph 14 "Additional Disclosure by Enterprises with Mineral Resources Assets" the Company since inception (June 12,
2008) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable mineral reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs as operating expenses as opposed to capitalizing those costs.

g. Loss

Net loss represents all of the company's revenue less all its expenses incurred in the period. The Company has no revenues and has incurred expenses of $120,530 since inception.

In accordance with FASB/ FAS 142 option 12, paragraph 11 "Intangible Assets Subject to Amortization", a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has a finite useful life but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

The Company has determined that its mineral properties are to be held and used for impairment, as per SFAS 144: "Accounting for the Impairment of Long-Live Assets." Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company's current period operating loss combined with the Company's history of operating losses and our projection that demonstrates continuing losses associated with the mineral properties.

In accordance with FASB 144, 25, "An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as "income from operations" is presented, it shall include the amount of that loss." The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

h. Basic (Loss) Per Share

In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2010 the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

j. Liabilities

Liabilities are made up of current liabilities and share holder loans. Liabilities include current liabilities of accounts payable and accrued interest payable of $10,410 and shareholder loans of $87,406 as of January 31, 2010. The shareholder loan bears nominal interest, is unsecured and with no fixed terms of repayment.

Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001 each

b) Issued:

The Company issued to the founders 22,000,000 shares of common stock to its founders for $20,000. As of January 31, 2010 there are 22,000,000 shares issued and outstanding at a value of $0.001 per share.

There are no preferred shares authorized.

The Company has no stock option plan, warrants outstanding or any other dilutive securities.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has an accumulated loss at January 31, 2010 of $120,530 and has no operating history. This raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $120,530 for the period from June 12, 2008 (inception) to January 31, 2010 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be incurred in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The information set forth in this section contains certain "forward-looking statements," including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

PLAN OF OPERATION

We have no cash as of January 31, 2010. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

SELECTED FINANCIAL INFORMATION
                                             January 31,           July 31,
                                                2009                2009
                                              ---------           ---------

   Current Assets                             $       0           $       0
   Total Assets                               $       0           $       0
   Current Liabilities                        $  13,124           $   9,834
   Loans Payable                              $  87,406           $  86,150
   Stockholders' Equity (Deficiency)          $(100,530)          $ (95,984)

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2010 we had no cash. We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

We did not issue any shares during the six month period ended January 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since inception. Ploease refer to our July 31, 2009 year end financial statements and notes thereto.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, and our secretary, treasurer and chief financial officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2010 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the six month period ending January 31, 2010.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Date: March 10, 2010

        Signature                       Title                           Date
        ---------                       -----                           ----


By: /s/ Donald Gardner         Chief Executive Officer,           March 10, 2010
   -------------------------   Chief Financial Officer,
   Donald Gardner              President, Secretary, Treasurer
                               and Director (Principal Executive
                               Officer and Principal Accounting Officer)