Form 10-Q
period 2010-04-30
SILVER BAY RESOURCES INC.
filed 2010-06-14
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________to __________

Commission File Number: 333-153510

Silver Bay Resources Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-2801338
(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification No.)

4133 Stanford Ave.
Dallas, Texas 75225	214-368-7746
(Address of principal executive offices)	(Registrant's telephone number,
including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

We had a total of 22,000,000 shares of common stock issued and outstanding at June 12, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments consisting of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

SILVER BAY RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	As of	As of
	April 30	July 31
	2010	2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total current assets	-00	-00

Total Assets	$-00	$-00

Liabilities
Current liabilities
Accounts payable	$4,714	$2,870
Accrued interest	12,141	6,964
Total current liabilities	16,855	9,834

Long Term Liabilities
Shareholder Loan	87,406	86,150
Total Liabilities	104,261	95,984

Stockholders' Deficiency
Common Stock, $0.001 par value 75,000,00 common shares authorized 22,000,000 common shares issued	22,000	22,000
Additional paid-in capital	(2,000)	(2,000)
Deficit accumuated during exploration period	(124,261)	(115,984)
Total stockholders deficit	(104,261)	(95,984)

Total liabilites and stockholders equity	$-	$-

The accompanying condensed notes are an integral
part of these financial statements.

SILVER BAY RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

				June 12, 2008
				(Date of Inception)
	Three Months Ended		Nine Months Ended		to
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Mineral claim impairment loss	-	-	-	-	20,000
Professional fees	2,000	-	2,500	13,243	90,680
Interest expense	1,731	3,000	5,177	3,000	12,141
Transfer agent fees	-	-	600	-	600
Filing fees	-	-	-	-	840

Total Expenses	3,731	3,000	8,277	16,243	124,261

Net loss from Operations Before Taxes	(3,731)	(3,000)	(8,277)	(16,243)	(124,261)

PROVISION FOR INCOME TAXES:
Income Tax Benefit	-	-	-	-	-

Net Loss	$(3,731)	$(3,000)	$(8,277)	$(16,243)	$(124,261)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	22,000,000	22,000,000	22,000,000	22,000,000

The accompanying condensed notes are an integral
part of these financial statements.

SILVER BAY RESOURCES INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

		From inception
Nine Months Ended		June 12, 2008 to
	April 30,		April 30,
	2010	2009	2010

OPERATING ACTIVITIES
Net loss for the period	$(8,277)	$(16,243)	$(124,261)
Change in:
Accounts payable and accrued liabilities	7,021	6,243	16,855

Cash used in operating activities	(1,256)	(10,000)	(107,406)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Capital stock issued	-	-	20,000
Related party loan payable	1,256	10,000	87,406

Cash from (used in) financing activities	1,256	10,000	107,406

Increase (decrease) in cash during the period	-	-	-

Cash, beginning of the period	-	-	-
Cash, end of the period	$-	$-	$-

Cash Paid For:
Interest	$--	$--	$--
Income Tax	$--	$--	$--

The accompanying condensed notes are an integral
part of these financial statements.

SILVER BAY RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
April 30, 2010
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008.

The Company intends to explore for silver and other minerals. Efforts to date have focused on the Silver Bay Property located on Jervis Inlet, about 100km northwest of Vancouver, British Columbia. The Company must raise sufficient funds to continue as an exploration company. Should the Company be unable to raise sufficient funds to continue it must then evaluate other business opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Silver Bay Resources, Inc. (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2009. Operating results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010.

a.         Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a July 31 year end.

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

c.         Recently Adopted Accounting Policies

Adopted
Effective January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the financial statements.

Issued
In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the financial statements.

d.         Mineral Property

In 2008 the Company purchased mining claims located in the Jervis Inlet, approximately 100 km northwest of Vancouver, BC. Access is by helicopter or float plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula. The Silver Bay Property comprises one MTO mineral claim containing 12 cell claim units totaling 248.686 hectares.

In accordance with FASB guidelines, the Company since inception (June 12, 2008) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable mineral reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs as operating expenses as opposed to capitalizing those costs.

e.         Basic (Loss) Per Share

In accordance with FASB guidelines, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2010 the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

f.         Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has an accumulated loss at April 30, 2010 of $124,261 and has no operating history. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $124,261 for the period from June 12, 2008 (inception) to April 30, 2010 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be incurred in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder loaned the Company $87,486 and $86,150 as of April 30, 2010 and July 31, 2009. This loan is non interest bearing and is due on demand. Interest at 8% totaling $5,177 and $3,000 for the nine month periods ended April 30, 2010 and 2009, respectively, has been imputed on the outstanding amounts and is included in accrued interest.

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

PLAN OF OPERATION

We have no cash as of April 30, 2010. Such lack of cash balance means that we are unable to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated no revenue to date.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our exploration efforts. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated. There is no assurance we will ever generate revenues.

SELECTED FINANCIAL INFORMATION

	April 30,	July 31,
	2010	2009

Current Assets	$0	$0
Total Assets	$0	$0
Current Liabilities	$16,855	$9,834
Loans Payable	$87,406	$86,150
Stockholders' Equity (Deficiency)	$(124,261)	$(95,984)

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2010 we had no cash and had a working capiotal deficit of $16,855. We are contemplating raising additional capital to finance our exploration programs and for administration and furtherance of the Company’s affairs. No final decisions regarding an exploration program or financing have been made at this time.

We did not issue any shares during the nine month period ended April 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since inception. Please refer to our July 31, 2009 year end financial statements and notes thereto.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), of the effectiveness of the Company's disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of April 30, 2010, we did not maintain effective controls over financial statement disclosure. In addition, we lack sufficient accounting staff and the performance of the principal accounting functions by one officer. Our chief executive officer also serves as our chief financial officer. All of our financial reporting is carried out by one individual, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended April 30, 2010, there were no changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.         LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the nine month period ending April 30, 2010.

ITEM 5.         OTHER INFORMATION.

Effective May 11, Donald Gardner resigned as president, chief executive officer, chief financial officer and treasurer of our company. Mr. Gardner will remain as a director of our company.

On May 11, 2010, we appointed Peter E. Wudy as president, chief executive officer, chief financial officer and as a director of our company.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

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

Date: June 12, 2010

Signature
/s/ Peter Wudy
By: Peter Wudy
President, Secretary, Treasurer and Director
Principal Executive Officer and Principal Accounting Officer)