Form 10-K
period 2010-07-31
TAKEDOWN ENTERTAINMENT INC.
filed 2010-10-28
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

Commission file number 333-153510

TAKEDOWN ENTERTAINMENT INC.
(formerly Silver Bay Resources Inc.)
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2801338
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210
(formerly: 4133 Stanford Ave., Dallas, Texas 75225)
(Address of Principal Executive Offices & Zip Code)

310 995 1070
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

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
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated	Accelerated	Non-accelerated filer [ ]	Smaller reporting
filer [ ]	filer [ ]	(Do not check if a smaller reporting	Company [X]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2010 (50,000,000 shares) was $0 based on a $nil closing price for the Common Stock on July 31, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

110,000,000 shares of common stock issued & outstanding as of October 24, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

TAKEDOWN ENTERTAINMENT INC.
TABLE OF CONTENTS

Part I

Item 1. Business

COMPANY OVERVIEW

Takedown Entertainment Inc (the Company) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. and was engaged in the exploration for silver and other minerals. The Company had staked one mineral claim containing 12 units covering 248.686 hectares on the shore of Deserted Bay in Jervis Inlet, approximately 100 km northwest of Vancouver, British Columbia, which has since been abandoned by the Company. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and forward split its issued and authorized shares on the basis of five new shares for one old share (5:1) on the same date.

We acquired a molybdenum property comprised of one mineral claim containing 9 units totaling188.293 hectares located approximately 35 kilometers north of Vancouver British Columbia and approximately 2 kilometers north of the community of Britannia Beach. Mineral property costs of $20,000 to date have been expensed.

We had $0 in cash reserves as of the year ended July 31, 2010. The lack of cash and our inability to raise additional capital has kept us from conducting any exploration work on the property. Due to the lack of funding we were unable to proceed with the exploration of our molybdenum property. We determined not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program did not generate investor interest in the claims and we were unable to finance further exploration. We have decided to seek out further business opportunity in pursuit of developing the Company and in all likelihood will not continue in resource exploration.

The Company, by the efforts of its recently appointed President, Peter Wudy, is taking the necessary steps in becoming an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets. Takedown intends to deliver the MMA fights that people want to see. Through strategic investment, underwriting, licensing and royalty agreements Takedown intends to work with MMA fight organizations around the world, allowing them to access untapped revenue streams of a wider distribution. Takedown intends to license and acquire certain rights from each MMA fight organization including live fight footage, brands & trademarks, digital media & content, consumer products & merchandise and advertising & sponsorship representation, then leverages these rights across virtually all media outlets and distribution channels.

It is anticipated that funding for our MMA project will come from one or more of the following means: engaging in an offering of our stock; engaging in borrowing; locating a joint venture partner or partners.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

We do not currently have any products or services. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for materials and there is no need for government approval of our products and services.

MARKETS AND CUSTOMERS

According to the directors of the Company, Mixed Martial Arts (MMA) is a growing international sport, garnering mainstream acceptance in 2005. MMA events, featuring athletes using a variety of fighting styles including boxing, jiu jitsu and wrestling have seen growth over the last five years. In 2009, total MMA pay-per-view revenues reached $450 million USD as compared to HBO Boxing at $175 million USD and WWE at $80 million USD. Add to that the revenue earned from live event ticket sales, television licensing, home video, merchandise and sponsorship, and the MMA industry is becoming the competition, with estimates of the global MMA market being a $1 billion USD industry.

COMPETITION

The entertainment industry is highly competitive. Competitors will include the Ultimate Fighting Championship (UFC), Strikeforce, and other independent media companies and individual producers and operators, most of which will have financial resources, personnel and facilities substantially greater than we have. We will face competition for the acquisition of broadcast rights and media network time.

REGULATIONS

We expect that our operations will comply in all respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the media and entertainment industry.

EMPLOYEES

Our only current employee is Peter Wudy, our President and sole executive officer.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10K annually and Forms 10Q quarterly. In addition, we will file a Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK. BEFORE MAKING A DECISION CONCERNING THE PURCHASE OF OUR SECURITIES, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS AND OTHER INFORMATION IN THIS ANNUAL REPORT WHEN YOU EVALUATE OUR BUSINESS.

Business Risks:

Risks Associated with Our Company.

We have no operating history which makes it difficult to evaluate the investment merits of our Company.

If we do not obtain additional financing, our business will fail because we will be unable to fund even the administration of our minimal operations.

In order for the Company to continue we need to obtain additional financing. As of July 31, 2010 we had $0 cash on hand. We currently have no operations or income.

The future issuance of debt may contain contractual restrictions that may curtail implementation of our business plan.

We do not have any contractual restrictions limiting our ability to incur debt. Any significant indebtedness, however, could restrict our ability to fully implement our business plan. If we are unable to repay the debt, we could be forced to cease operating.

The loss of any of our key personnel may affect our ability to implement our business plan and cause our stock to decline in value.

We are dependent on Peter Wudy, President and Director of the Company, to implement our business plan. The loss of his services may have a negative effect on our ability to timely and successfully implement our business plan. We do not have an employment agreement with Mr. Wudy and we have not obtained key man insurance over him.

Investment Risks:

Our issuance of additional shares may have the effect of diluting the interest of shareholders; our common stock shareholders do not have preemptive rights.

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. The securities issued to raise funds may have rights, preferences or privileges that are senior to those of the holders of our other securities, including our common stock. The board of directors has the power to issue such shares without shareholder approval. We fully intend to issue additional common shares in order to raise capital to fund our business operations and growth objectives.

We do not anticipate paying dividends to our common stockholders in the foreseeable future, which makes investment in our stock speculative and risky.

We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The board of directors has sole authority to declare dividends payable to our stockholders. The fact that we have not paid and do not plan to pay dividends indicates that we must use all of our funds we generate for reinvestment in our business activities. Investors also must evaluate an investment in the Company solely on the basis of anticipated capital gains.

Limited liability of our executive officers and directors may discourage shareholders from bringing a lawsuit against them.

Our Memorandum and Articles of Incorporation contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in the Company may be adversely affected to the extent that we pay costs of settlement and damage awards against officers or directors pursuant to the indemnification provisions of the bylaw. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against any of our officers or directors. We have been advised that the SEC takes the position that these article and bylaw provisions do not affect the liability of any director under applicable federal and state securities laws.

We are a development stage company and we expect to incur operating losses for the foreseeable future.

We were incorporated on June 12, 2008 and our business to date has been principally organizational activities. We have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by startup companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business that we plan to undertake. These potential problems include, but are not limited to, additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing any revenues. We recognize that if business revenues are not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and if we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result, there is substantial doubt about our ability to continue as a going concern.

We have accumulated net losses of $171,091 for the period from inception June 12, 2008 to July 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because our current officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Peter Wudy, our President and director, currently devotes his full attention providing services to the Company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

We may be unable to obtain additional capital that we may require to implement our business plan. This would restrict our ability to grow.

The proceeds from our financing efforts to date have provided us with a limited amount of working capital not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date is not sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets generally, our status as a new enterprise without a demonstrated operating history or the retention or loss of key management. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

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

There has been no trading market for our common stock since our inception. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

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
* announcements of acquisitions or other business initiatives by our competitors;
* market changes in the demand for products and services;
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

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, costs that we incur, and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Applicable sec rules governing the trading of "penny stocks" will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and which regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Forward-looking statements

This Form 10-K contains forward-looking statements that involve risk and uncertainties. We use words such as anticipate, believe, will, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Item 2. Properties

We currently do not own any physical property or own any real property. Our principal executive office is located at: 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. [Removed and Reserved]

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Bulletin Board under the trading symbol "SRBR.OB". We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Since our common stock was approved for quotation on the OTC Bulletin Board there have been no trades in our stock.

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

Holders

As of October 22, 2010 there were 25 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of October 22, 2010 we did not have any equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for our executive officers and directors as of June 30, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2010.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities which have not been previously disclosed.

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

Item 6. Selected Financial Data

As a "smaller reporting company" we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a development stage company and have not yet generated or realized any revenues.

Results of Operations

We are still in the development stage and have not generated any revenues to date.

We incurred operating losses of $171,091 from date of incorporation to the year ended July 31, 2010. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the year ending July 31, 2010 was $55,107.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date.

The following table provides selected financial data about our company for the years ended July 31, 2010 and 2009 and the period from inception June 12, 2008 to July 31, 2008.

Balance Sheet Data:	2010	2009	2008
Cash	$0	$0	$0
Total assets	$0	$0	$0
Total liabilities	$151,091	$95,984	$61,747
Shareholders' deficit	$(151,091)	$(95,984)	$(61,747)

Liquidity and Capital Resources

Our cash balance at July 31, 2010 was $0 (2009 - $0) with outstanding liabilities of $151,091 (2009 - $95,984). Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

Plan of Operation

We have no cash as of July 31, 2010 and are not currently able to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

Application of Critical Accounting Policies

BASIS OF PRESENTATION

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, REVENUE RECOGNITION ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2010 the Company had no cash or cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 "Development-Stage Entities". ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management's intended operations, among other things.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Item 7A. Quantitative and Quantitative Disclosures About Market Risk

As a "smaller reporting company" we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS
Takedown Entertainment Inc.
(formerly Silver Bay Resources, Inc.)

July 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Takedown Entertainment, Inc.
(formerly Silver Bay Resources, Inc.)

We have audited the accompanying balance sheets of Takedown Entertainment, Inc. (formerly Silver Bay Resources, Inc. - a development stage company) as of July 31, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit, and cash flows for the twelve month periods then ended and the period from June 12, 2008 (inception) through July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Takedown Entertainment, Inc. as of July 31, 2010 and 2009, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 20, 2010

TAKEDOWN ENTERTAINMENT INC
(formerly Silver Bay Resources, Inc)
(a development stage company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	July 31	July 31
	2010	2009
Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities
Current liabilities
Accounts payable	$21,525	$2,870
Management fees payable	18,750	-
Shareholder Loan	87,406	86,150
Accrued interest and professional fees	23,410	6,964
Total current liabilities	151,091	95,984

Total Liabilities	151,091	95,984

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 110,000,000 Shares Issued and Outstanding	110,000	110,000
Additional paid-in capital	(90,000)	(90,000)
Deficit accumulated during development stage	(171,091)	(115,984)
Total stockholders' deficit	(151,091)	(95,984)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC
(formerly Silver Bay Resources Inc)
(a development stage company)
Statements of Operations
(Stated in US Dollars)

			From
			inception
	For the year	For the year	(June 12,
	ending	ending	2008) to
	July 31,	July 31,	July 31,
	2010	2009	2010
Revenue	$-	$-	$-

Expenses
Mining claims	-	-	20,000
Accounting and professional Fees	12,514	27,580	100,694
Transfer agent fees	9,730	-	9,730
Consulting fees	6,122	-	6,122
Management fees	18,750	-	18,750
Filing Fees	1,050	-	1,890
Investor relations	495	-	495
Interest expense	6,446	6,657	13,410
Total Expenses	55,107	34,237	171,091

Provision for income tax	-	-	-

Net Loss	$(55,107)	$(34,237)	$(171,091)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	110,000,000	110,000,000

The accompanying notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC
(formerly Silver Bay Resources Inc)
(a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to July 31, 2010
(Stated in US Dollars)

				Deficit
				Accumulated
				During	Total
	Common Stock		Paid in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Shares issued to founders - June 12, 2008	110,000,000	$110,000	$(90,000)	$-	$20,000

Net Loss for period				(81,747)	(81,747)
Balance, July 31, 2008	110,000,000	110,000	(90,000)	(81,747)	(61,747)

Net Loss for year				(34,237)	(34,237)
Balance, July 31, 2009	110,000,000	$110,000	$(90,000)	$(115,984)	$(95,984)

Net Loss for year				(55,107)	(55,107)
Balance, July 31, 2010	110,000,000	$110,000	$(90,000)	$(171,091)	$(151,091)

The accompanying notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC
(formerly Silver Bay Resources Inc)
(a development stage company)
Statements of Cash Flows
(Stated in US Dollars)

			From
			inception
	For the year	For the year	(June 12,
	ending	ending	2008) to
	July 31,	July 31,	July 31,
	2010	2009	2010
Operating Activities
Net loss	$(55,107)	$(34,237)	$(171,091)
Changes in:
Accounts payable	28,655	1,430	31,525
Management fees payable	18,750	-	18,750
Accrued interest	6,446	6,657	13,410
Net cash used in operating activities	(1,256)	(26,150)	(107,406)

Investing Activites
Net cash used in investing activities	$-	$-	$-

Financing Activities

Proceeds from Shareholder Loan	1,256	26,150	87,406
Proceeds from Common shares issued to founders	-	-	20,000
Net cash provided by financing activities	$1,256	$26,150	$107,406

Change in cash for the year	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC
(formerly Silver Bay Resources Inc)
(a development stage company)
Footnotes to the Financial Statements
For the year ended July 31, 2010
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008 to engage in the exploration of silver and other minerals. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus to mixed martial arts media entertainment.

We determined not to proceed with further exploration of our mineral claims due to a determination that our initial geological information did not generate investor interest in the claims and we were unable to finance further exploration.

The Company is taking the necessary steps in becoming an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets. Takedown will license and acquire certain rights from each MMA fight organization including live fight footage, brands & trademarks, digital media & content, consumer products & merchandise and advertising & sponsorship representation, then leverages these rights across virtually all media outlets and distribution channels.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Company follows accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION
The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, REVENUE RECOGNITION ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2010 the Company had no cash or cash equivalents.

DEVELOPMENT STAGE COMPANY
The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 "Development-Stage Entities". ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management's intended operations, among other things.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

INCOME TAXES
The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s net operating loss at July 31, 2010 is $58,172 and begins to expire in 2028. The Company has no uncertain tax provisions at July 31, 2010.

	July 31,	July 31,
	2010	2009
Income tax expense at statutory rate	$18,737	$11,641
Valuation allowance	(18,737)	(11,641)
Income tax expense per books	$0	$0

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2010	2009
NOL Carryover	$58,172	$39,435

Valuation allowance	(58,172)	(39,435)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

During the year ended July31, 2010 the Company forward split its issued common shares on the basis of five new shares for one old share (5 for 1). At July 31, 2010 and also at July 31, 2009 there were 110,000,000 post split weighted average number of shares outstanding and the loss per share, both basic and diluted, was $(0.00) .

STOCK BASED COMPENSATION
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

MINERAL PROPERTY
In 2008 the Company purchased mining claims located in the Jervis Inlet, approximately 100 km northwest of Vancouver, British Columbia. The property comprised one mineral claim containing 12 cell claim units totaling 248.686 hectares. In accordance with ACC 255-10 "Additional Disclosure by Enterprises with Mineral Resources Assets" the Company since inception (June 12, 2008) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs. Subsequently the Company determined not to proceed with further exploration of the mineral claims due to a determination that the initial geological information did not generate investor interest in the claims and was unable to finance further exploration.

RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

In August 2009, the FASB issued update 2009-05, ASC 820, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value which provides additional guidance clarifying the measurement of financial liabilities at fair value. This standard is effective after issuance and did not have a significant effect upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple –Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the effect of this standard upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-14, ASC 985, Software: Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This updated guidance is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the effect of this standard upon our consolidated financial statements.

In August 2009, the FASB issued update 2009-05, ASC 820, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Valuewhich provides additional guidance clarifying the measurement of financial liabilities at fair value. This standard is effective after issuance and did not have a significant effect upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple –Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The revised guidance provides for two significant changes to existing multiple element arrangement guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the effect of this standard upon our consolidated financial statements.

In October 2009, the FASB issued update 2009-14, ASC 985, Software: Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. This updated guidance is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the effect of this standard upon our consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and has a limited operating history. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $171,091 for the period from June 12, 2008 (inception) to July 31, 2010 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder loaned the Company $1,256, $26,150 and $60,000 during the periods ended July 31, 2010, 2009 and 2008. This loan is non interest bearing and is due on demand. Interest at 8% totaling $6,446, $6,657 and $307 for the years and period ended July 31, 2010, 2009 and 2008, respectively, has been imputed on the outstanding amounts and is included in accrued interest.

The Company accrued management fees payable of $18,750 to a director of the Company for services as an officer of the Company (2009 - $nil)

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 5 - COMMON STOCK

The Company issued 110,000,000 shares of common stock (founder's shares) on June 12, 2008 for $20,000 cash.

NOTE 6 – SUBSEQUENT EVENTS

There were no reportable subsequent events from July 31, 2009 through the date this report is filed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 11, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered ("Moore"), its independent registered public account firm. On December 16, 2009, the accounting firm of M&K CPAs, PLLC, ("M&K") was chosen as the Registrant's new independent registered public account firm. There were no reportable disagreements between the Company and Moore.

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

As of July 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, because of our limited resources and limited (nil) number of employees, management concluded that, as of July 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. The Company has no audit committee. There is no policy on fraud at this time. A whistleblower policy is not necessary given the small size of the organization.

2.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAs PLLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of July 31, 2010.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Peter Wudy	54	President, CEO and Director appointed May 11, 2010

Peter E. Wudy has spent the last twenty-one years as an entrepreneur and business leader with experience in developing and driving companies, from embryonic start-ups to successful enterprises. Mr. Wudy has a lengthy history in successful businesses at the President, CEO and Managing Partner levels in North America, Europe and Asia, overseeing the expansion of several companies in the retail, industrial, technology, engineering and medical sectors.

Mr. Wudy began his entrepreneurial career in 1989 as President of Franchise International Group, a franchise development and marketing consultancy, where he assisted companies in successfully converting their businesses to a franchise model, dealing with strategy, supply management, real estate acquisition and international business law. By 1995, Mr. Wudy had identified a market niche in the coffee sector and became Partner and Managing Director of Esquires Coffee International, a retail coffee franchiser; he drove the expansion of Esquires from a start-up to a thriving Canadian and international operation with presence in the UK, Ireland and New Zealand. In 2001, Mr. Wudy left his role at Esquires to become President and CEO of Bio-Sym Medical, a medical/dental device manufacturer, where he successfully established and expanded North American distribution channels, which culminated in the sale of Bio-Sym to Core Technologies of MD, USA.

Since 2006, Mr. Wudy has been a business development & corporate consultant to international firms in software development, entertainment, and digital media, assisting both start-ups and established enterprises with his decades of senior level strategic direction and leadership.

Term of Office

Our directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is qualified and elected, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Other Directorships

None of our directors hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

There are no family relationships among our directors or officers.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;

  the opportunity is within the corporation’s line of business; and

  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The Board of Directors as a whole participates in the review of financial statements and disclosure.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, though some were filed late.

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

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
•	Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2010:

Name	Title	Annual Compensation				Long Term Compensation			All Other Compensation
		Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)
Donald Gardner	President, (resigned May 11, 2010) and Director (resigned July 19, 2010	2008 2009 2010	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Peter Wudy	President and director (from May 11, 2010)	2010	$0	$0	$18,750 accrued as payable	$0	$0	$0	$0

Compensation Plans

As of July 31, 2010, we did not have any compensation plans in place. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Management Agreements

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

Stock Options/SAR Grants

During the period from inception to July 31, 2010, we did not grant any stock options to our directors or executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended July 31, 2010 or July 31, 2009 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2010.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2010. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 22, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Donald Gardner 4133 Stanford Ave., Dallas, Texas 75225	60,000,000	54.54%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 22, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Peter Wudy. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

For the year ended July 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $8,500

For the year ended July 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $4,000.

For the year ended July 31, 2008, there were $0 in fees charged to the company for audit services, audit-related services and tax services.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

Exhibit Number	Description

31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 20, 2010	Takedown Entertainment Inc.

	By:	/s/ Peter Wudy
Peter Wudy, President, Director and (Principal) Chief Executive Officer and Acting Chief Financial Officer