Form 10-Q
period 2010-10-31
TAKEDOWN ENTERTAINMENT INC.
filed 2010-12-15
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 333-153510

TAKEDOWN ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2801338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9107 Wilshire Blvd., Suite 450, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

310-995-1070
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES     [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 110,000,000 common shares issued and outstanding as of November 15, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	October 31	July 31
	2010	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,313	$-
Total current assets	1,313	-

Total Assets	$1,313	$-

Liabilities
Current liabilities
Accounts payable	$33,973	$21,525
Management fees payable	41,250	18,750
Other accounts payable	156,000	0
Shareholder loan	87,406	87,406
Accrued interest and professional fees	20,658	23,410
Total current liabilities	339,287	151,091

Total Liabilities	$339,287	$151,091

Stockholders' Deficiency
Common Stock, $0.001 par value 375,000,00 Common Shares Authorized 110,000,000 Common Shares Issued and outstanding	110,000	110,000
Additional paid-in capital	(90,000)	(90,000)
Deficit accumuated during development stage	(357,974)	(171,091)

Total stockholders deficit	(337,974)	(151,091)

Total liabilites and stockholders equity	$1,313	$-

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

	For the three	For the three	From inception
	months	months	(June 12, 2008) to
	ended	ended
	October 31, 2010	October 31, 2009	October 31, 2010
Revenue	$-	$-	$-

Expenses

Mining claims	-	-	20,000
Business systems development	156,000	-	156,000
Professional fees	6,118	500	106,812
Transfer agent fees	-	-	9,730
Consulting fees	-	-	6,122
Management fees	22,500	-	41,250
Filing Fees	404	-	2,294
Office	113	-	113
Investor relations	-	-	495
Total Expenses	185,135	500	342,816

Net loss from operations before other expense	(185,135)	(500)	(342,816)
Other expense
Interest on debt	(1,748)	-	(15,158)
Net loss before income tax	(186,883)	(500)	(357,974)
Provision for income tax	-	-	-
Net loss	$(186,883)	$(500)	$(357,974
Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares	110,000,000	110,000,000

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ DEFICIT From Inception (June 12, 2008) to October 31, 2010 (Stated in US Dollars) (Unaudited)

	Common Stock			Deficit	Total
	Shares	Amount	Paid in	Accumulated	Equity
			Capital	During
				Exploration
				Stage

Shares issued to founders - June 12, 2008 at $0.001 per share	110,000,000	$110,000	$(90,000)		$20,000

Net (Loss) for period				(81,747)	(81,747)
Balance, July 31, 2008	110,000,000	110,000	(90,000)	(81,747)	(61,747)

Net (Loss) for year				(34,237)	(34,237)
Balance, July 31, 2009	110,000,000	110,000	(90,000)	(115,984)	(95,984)

Net (Loss) for year				(55,107)	(55,107)
Balance, July 31, 2010	110,000,000	110,000	(90,000)	(171,091)	(151,091)

Net (Loss) for period				(186,883)	(186,883)
Balance, October 31, 2010	110,000,000	110,000	(90,000)	(357,974)	(337,974)

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)

		For the	From
	For the three	three	inception
	months	months	(June 12,
	ended	ended	2008) to
	October 31,	October 31,	October
	2010	2009	31, 2010

Operating Activities
Net loss	$(186,883)	$(500)	$(357,974)
Changes in:
Accounts payable	12,448	(756)	43,973
Management fees payable	22,500	-	41,250
Other account payable	156,000	-	156,000
Accrued interest and fees	(2,752)	-	10,658
Net cash used in operating activities	1,313	(1,256)	(106,093)

Investing Activites
Net cash used in investing activities	$-	$-	$-

Financing Activities

Proceeds from Shareholder Loan	-	-	87,406
Proceeds from Common shares issued to founders	-	-	20,000

Net cash provided by financing activities	$-	$-	$107,406

Change in cash for the period	1,313	-	1,313
Cash at beginning of period	-	-	-
Cash at end of period	$1,313	$-	$1,313

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Footnotes to the Financial Statements
October 31, 2010
Unaudited

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

The Company is taking the necessary steps in becoming an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets. Takedown will license and acquire certain rights from each MMA fight organization including live fight footage, brands & trademarks, digital media & content, consumer products & merchandise and advertising & sponsorship representation, then leverage these rights across virtually all media outlets and distribution channels.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2010 the Company had $1,313 cash on hand.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Accounting Standards Codification ASC 915-205 "Development-Stage Entities". ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. The Company has generated nil operating revenues during the period presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritize the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s net operating loss at October 31, 2010 is $357,974 and begins to expire in 2028. The Company has no uncertain tax provisions at October 31, 2010.

Net deferred tax assets consist of the following components as of:

	October 31,	October 31,
	2010	2009

NOL Carryover	$357,974	$109,520

Valuation allowance	(357,974)	(109,520)

Net deferred tax asset	$0	$0

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

During the year ended July 31, 2010 the Company forward split its issued common shares on the basis of five new shares for one old share (5 for 1). At October 31, 2010 and also at October 31, 2009 there were 110,000,000 post split weighted average number of shares outstanding and the loss per share, both basic and diluted, was $(0.00) .

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

MINERAL PROPERTY

In 2008 the Company purchased mining claims located in the Jervis Inlet, approximately 100 km northwest of Vancouver, British Columbia. In accordance with ACC 255-10 "Additional Disclosure by Enterprises with Mineral Resources Assets" the Company since inception (June 12, 2008) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company determined not to proceed with further exploration of the mineral claims due to a determination that the initial geological information did not generate investor interest in the claims and was unable to finance further exploration.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and has a limited operating history. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $357,974 for the period from June 12, 2008 (inception) to October 31, 2010 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

PLAN OF OPERATION

We had $1,313 in cash on hand as of October 31, 2010. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin meeting the objectives of our business plan . There is no assurance we will ever reach that stage.

At the beginning of this quarter Takedown Entertainment Inc entered into a contract with a third party to create and develop all business planning, design, marketing materials and website development required for us to execute our corporate strategy. The planning documents included a corporate business plan, two year financial projections and a communications plan and strategy, all developed in close coordination between Takedown and the party. The design and marketing materials include a corporate brochure, a business-to-business brochure, and related collateral materials. The website development included three (3) internal websites – corporate, business-to-business and consumer – plus five (5) niche topic websites, and all of the required social media accounts.

SELECTED FINANCIAL INFORMATION

	October 31,	July 31,
	2010	2010

Current Assets	$1,313	$0
Total Assets	$1,313	$0
Current Liabilities	$339,287	$151,091
Stockholders' Equity (Deficiency)	$(337,974)	$(151,091)

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2010, we had cash of $1,313 on hand (October 31, 2009 - $nil cash). We are contemplating raising additional capital to finance our business plans. No final decisions regarding financing have been made at this time.

We did not issue any shares during the three months period ended October 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We have not changed our accounting policies since inception.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2010 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

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

Date: December 14, 2010

Signature	Title

By: /s/ Peter E. Wudy	President and Chief Financial Officer

Date: December 14, 2010
Peter E. Wudy