Form 10-Q
period 2011-01-31
TAKEDOWN ENTERTAINMENT INC.
filed 2011-03-16
CIK 1443388

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting [X]
company

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 110,000,000 common shares issued and outstanding as of March 8, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	January 31	July 31
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$40	$-
		-

Total current assets	40	-

Total Assets	$40	$-

Liabilities
Current liabilities
Accounts payable	$282,384	$21,525
Management fees payable	63,750	18,750
Shareholder loan	87,406	87,406
Accrued interest and professional fees	21,406	23,410
Total current liabilities	454,946	151,091

Total Liabilities	454,946	151,091

Stockholders' Deficiency
Common Stock, $0.001 par value 375,000,00 Common Shares Authorized 110,000,000 Shares Issued and Outstanding	110,000	110,000
Additional paid-in capital	(90,000)	(90,000)
Deficit accumulated during development period	(474,906)	(171,091)
Total stockholders deficit	(454,906)	(151,091)

Total liabilites and stockholders deficit	$40	$-

The accompanying condensed notes are an integral
part of these financial statements.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

					June 12, 2008
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		to
	January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Business system development	39,000	-	195,000	-	195,000
Mineral claim impairment loss	-	-	-	-	20,000
Professional fees	8,194	-	14,312	500	115,006
Transfer agent fees	25	600	25	600	9,755
Consulting fees	45,000	-	45,000	-	51,122
Management fees	22,500	-	45,000	-	63,750
Filing fees	236	-	640	-	2,530
Office	229	-	342	-	342
Investor relations	-	-	-	-	495
Total Expenses	115,184	600	300,319	1,100	458,000

Net loss from Operations before Other Expense:	(115,184)	(600)	(300,319)	(1,100)	(458,000)
Interest on debt	(1,748)	(3,446)	(3,496)	(3,446)	(16,906)

Net loss before income tax	(116,932)	(4,046)	(303,815)	(4,546)	(474,906)

Provision for income tax	-	-	-	-	-

Net Loss	$(116,932)	$(4,046)	$(303,815)	$(4,546)	$(474,906)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	110,000,000	110,000,000	110,000,000	110,000,000

The accompanying condensed notes are an integral
part of these financial statements.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			From inception
	Six Months Ended		June 12, 2008
	January, 31		to January, 31
	2011	2010	2011

OPERATING ACTIVITIES
Net loss for the period	$(303,815)	$(4,546)	$(474,906)
Change in:
Accounts payable	260,859	3,290	292,384
Management fees payable	45,000	-	63,750
Accrued expenses	(2,004)	-	11,406

Cash from (used) in operating activities	40	(1,256)	(107,366)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Capital stock issued	-	-	20,000
Related party loan payable	-	1,256	87,406

Cash from (used in) financing activities	-	1,256	107,406

Increase (decrease) in cash during the period	40	-	40

Cash, beginning of the period	-	-	-

Cash, end of the period	$40	$-	$40

Cash Paid For:
Interest	$--	$--	$--
Income Tax	$--	$--	$--

The accompanying condensed notes are an integral
part of these financial statements.

TAKEDOWN ENTERTAINMENT INC.
(a development stage company)
Footnotes to the Financial Statements
January 31, 2011
Unaudited

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008 to engage in the exploration of silver and other minerals. The Company determined not to proceed with exploration of the mineral claims due to a determination that the initial geological information did not generate investor interest in the claims and we were unable to finance further exploration.

On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus to mixed martial arts media entertainment.

The Company is taking the necessary steps in becoming an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets. Takedown will license and/or acquire certain rights from each MMA fight organization including live fight footage, brands & trademarks, digital media & content, consumer products & merchandise and advertising & sponsorship representation, then leverage these rights across virtually all media outlets and distribution channels. At January 31, 2011 the Company has included in accounts payable $195,000 owing for the development of its website, internet presence and business systems.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2011 and July 31, 2010 the Company had no cash equivalents.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s net operating loss at January 31, 2011 from inception is $474,906 and begins to expire in 2028. The Company has no uncertain tax provisions at January 31, 2011.

Net deferred tax assets consist of the following components as of:

	January 31,	July 31,
	2011	2010

NOL Carryover	$161,468	$58,171

Valuation allowance	(161,468)	(58,171)

Net deferred tax asset	$0	$0

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

At January 31, 2011 and also at January 31, 2010 there were 110,000,000 post split weighted average number of shares outstanding and the loss per share, both basic and diluted, was $(0.00) - January 31, 2010 $(0.00) ..

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11(ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810):Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements,through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Stanards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SHAREHOLDER LOAN

The Company was indebted to a shareholder in the amount of $87,406 at January 31, 2011. This loan is non interest bearing and is due on demand. Interest at 8% totaling $3,496 for the six months ended January 31, 2011, ($3,446 for the six months ended January 31, 2010) has been imputed on the outstanding amounts and is included in accrued interest.

NOTE 4 – RELATED PARTY TRANSACTIONS

For the six months ended January 31, 2011 the Company accrued management fees payable of $45,000 to a director of the Company for services as an officer of the Company (2010 - $nil) and owes that director $63,750 accumulated to January 31, 2011.

NOTE 5 - GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $474,906 for the period from June 12, 2008 (inception) to January 31, 2011 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENT

Subsequent to January 31, 2011 the Company entered into a convertible loan agreement whereby the Company has the commitment from a lender to advance up to $1,000,000 to the Company for approved expenditures in the development of its business plan. Any funds advanced to the Company pursuant to the convertible loan agreement are unsecured and bear interest at 7.5% per annum. The loan is convertible to shares of common stock of the Company on the basis of 75% of the average closing bid prices for the ten trading days immediately preceding the conversion date, at the discretion of the lender. The loan is due in full February 2, 2016.

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

PLAN OF OPERATION

We had $40 in cash on hand as of January 31, 2011. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

At the beginning of this fiscal year Takedown Entertainment Inc entered into a contract with a third party to create and develop all business planning, design, marketing materials and website development required for us to execute our corporate strategy. The planning documents included a corporate business plan, two year financial projections and a communications plan and strategy, all developed in close coordination between Takedown and the party. The design and marketing materials include a corporate brochure, a business-to-business brochure, and related collateral materials. The website development included three (3) internal websites – corporate, business-to-business and consumer –plus five (5) niche topic websites, and all of the required social media accounts.

During the quarter ended January 31, 2011 the Company paid consultant fees of $45,000 (January 31, 2010 $nil) for the services related to the execution and preparation of the Company’s business plan. Steve Everitt and Antony Walter have joined Takedown Entertainment to execute the Company’s overall operations.

On February 2, 2011 the Company arranged a private convertible loan facility for draw down against expenses of up to $1,000,000. Subsequent to January 31, 2011 the Company settled $291,790 in accounts payable from a draw down of the loan and drew an additional $250,000 against the convertible loan to be used for working capital.

SELECTED FINANCIAL INFORMATION	January 31,	July 31,
	2011	2010

Current Assets	$40	$0
Total Assets	$40	$0
Current Liabilities	$259,946	$151,091
Stockholders' Equity (Deficiency)	$(454,906)	$(151,091)

The Company is planning on becoming an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets. Through strategic investment, underwriting, licensing and royalty agreements Takedown intends to work with MMA fight organizations around the world, allowing them to access untapped revenue streams of a wider distribution. Takedown intends to license and acquire certain rights from each MMA fight organization including live fight footage, brands and trademarks, digital media and content, consumer products and merchandise and advertising and sponsorship representation, then leverages these rights across virtually all media outlets and distribution channels.

It is anticipated that funding for our MMA project will come from one or more of the following means: engaging in an offering of our stock; engaging in borrowing; locating a joint venture partner or partners.

The Company has arranged a private convertible loan facility made available to the Company with an unused balance of $708,210 as at March 8, 2011. Subsequent to March 8, 2011 the Company drew an additional $250,000 against the convertible loan to be used for working capital, leaving an unused balance of $458,210 at the date of this quarterly report.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2011 we had cash of $40 on hand (January 31, 2010 - $nil cash). We are contemplating raising additional capital to finance our business plans. Other than the convertible loan facility, there can be no assurance that we will be able to raise the required financing.

We did not issue any shares during the three months period ended January 31, 2011.

RESULTS OF OPERATIONS

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to January 31, 2011 we did not generate any revenues. We do not believe we will be able generate significant revenues in the near future.

Expenses

Our expenses for the three months ended January 31, 2011 were $115,184 compared to $600 during the same period in 2010. Our expenses for the six months ended January 31, 2011 were $300,319 compared to $1,100 during the same period in 2010. The reason for our increase in expenses was the initiation increase in our business operations upon undertaking our new business focus.

Net Loss

Our net loss for the three months ended January 31, 2011 was $116,932 compared to $4,046 during the same period in 2010. Our net loss for the six months ended January 31, 2011 was $303,319 compared to $4,546 during the same period in 2010. The reason for our increase in net loss was the initiation increase in our business operations upon undertaking our new business focus. Our net loss was higher than our expenses due to interest payments on our debt.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

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

During the year ended July 31, 2010 the Company forward split its issued common shares on the basis of five new shares for one old share (5 for 1). At January 31, 2011 and also at January 31, 2010 there were 110,000,000 post split weighted average number of shares outstanding and the loss per share, both basic and diluted, was $(0.03) - January 31, 2010 $(0.00) .

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

As of January 31, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

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

None.

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

Date: March 8, 2011

Signature	Title

By: /s/ Peter E. Wudy	President and Chief Financial Officer
Date: March 8, 2011

Peter E. Wudy