Form 10-Q
period 2011-04-30
TAKEDOWN ENTERTAINMENT INC.
filed 2011-06-14
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________

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
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 110,000,000 common shares issued and outstanding as of June 14, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	April 30	July 31
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,829	$-
Prepaid expense	3,500	-

Total current assets	5,329	-

Total Assets	$5,329	$-

Liabilities
Current liabilities
Accounts payable	$16,434	$21,525
Management fees payable	86,250	18,750
Shareholder loan	87,406	87,406
Accrued interest and professional fees	25,654	23,410
Total current liabilities	215,744	151,091

Convertible line of credit - related party	391,222	-

Total Liabilities	606,966	151,091

Stockholders' Deficiency
Common Stock, $0.001 par value 375,000,00 Common Shares Authorized 110,000,000 Shares Issued and Outstanding	110,000	110,000
Additional paid-in capital	(90,000)	(90,000)
Deficit accumulated during development period	(621,637)	(171,091)
Total stockholders deficit	(601,637)	(151,091)

Total liabilites and stockholders deficit	$5,329	$-

The accompanying condensed notes are an integral
part of these financial statements.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

					June 12, 2008
					(Date of
					Inception)
	Three Months Ended		Nine Months Ended		to
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Business system development	81,166	-	276,166	-	276,166
Mineral claim impairment loss	-	-	-	-	20,000
Professional fees	27,383	2,000	41,695	2,500	142,389
Transfer agent fees	80	-	105	600	9,835
Consulting fees	10,000	-	55,000	-	61,122
Management fees	22,500	-	67,500	-	86,250
Filing fees	977	-	1,617	-	3,507
Office	345	-	687	-	687
Investor relations	-	-	-	-	495
Total Expenses	142,451	2,000	442,770	3,100	600,451

Net loss from Operations before Other Expense:	(142,451)	(2,000)	(442,770)	(3,100)	(600,451)
Interest on debt	(4,280)	(1,731)	(7,776)	(5,177)	(21,186)

Net loss before income tax	(146,731)	(3,731)	(450,546)	(8,277)	(621,637)

Provision for income tax	-	-	-	-	-

Net Loss	$(146,731)	$(3,731)	$(450,546)	$(8,277)	$(621,637)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	110,000,000	110,000,000	110,000,000	110,000,000

The accompanying condensed notes are an integral
part of these financial statements.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			From inception
	Nine Months Ended		June 12, 2008
	April 30,		to April 30
	2011	2010	2011

OPERATING ACTIVITIES
Net loss for the period	$(450,546)	$(8,277)	$(621,637)
Change in:
Prepaid expense	(3,500)	-	(3,500)
Accounts payable	(5,091)	7,021	26,434
Management fees payable	67,500	-	86,250
Accrued expenses	2,244	-	15,654

Cash from (used) in operating activities	(389,393)	(1,256)	(496,799)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Capital stock issued	-	-	20,000
Convertible line of credit – related party	391,222	-	391,222
Related party loan payable	-	1,256	87,406

Cash from (used in) financing activities	391,222	1,256	498,628

Increase (decrease) in cash during the period	1,829	-	1,829

Cash, beginning of the period	-	-	-

Cash, end of the period	$1,829	$-	$1,829

Cash Paid For:
Interest	$--	$--	$--
Income Tax	$--	$--	$--

The accompanying condensed notes are an integral
part of these financial statements.

TAKEDOWN ENTERTAINMENT INC.
(a development stage company)
Footnotes to the Financial Statements
April 30, 2011
Unaudited

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus to mixed martial arts media entertainment.

The Company is an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets. Takedown will license and/or acquire certain rights from each MMA fight organization including live fight footage, brands & trademarks, digital media & content, consumer products & merchandise and advertising & sponsorship representation, then leverage these rights across virtually all media outlets and distribution channels.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and results of operations for the periods presented, have been reflected herein.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of both April 30, 2011 and July 31, 2010 the Company had no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Accounting Standards Codification ASC 915-205 "Development-Stage Entities". ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues and expenditures are generated from management's intended operations, among other things. The Company has generated nil operating revenues during the period presented.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s net operating loss at April 30, 2011 from inception is $621,637 and begins to expire in 2028. The Company has no uncertain tax provisions at April 30, 2011.

Net deferred tax assets consist of the following components as of:

	April 30,	July 31,

	2011	2010

NOL Carryover	$211,357	$58,171
Valuation allowance	(211,357)	(58,171)
Net deferred tax asset	$0	$0

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

At April 30, 2011 and also at April 30, 2010 there were 110,000,000 post split weighted average number of shares outstanding and the loss per share, both basic and diluted, was $(0.00) – April 30, 2010 $(0.00) .

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – CONVERTIBLE LINE OF CREDIT – RELATED PARTY

At April 30, 2011 the Company has recorded an amount payable of $391,222 owing for the development of its website, internet presence and business systems. The loan is part of a convertible line of credit agreement entered into by the Company February 2, 2011 whereby the Company has the commitment from a lender to advance up to $1,000,000 to the Company for approved expenditures in the development of its business plan. Any funds advanced to the Company pursuant to the convertible loan agreement are unsecured and bear interest at 7.5% per annum. The loan is convertible to shares of common stock of the Company on the basis of the higher of $0.75 per share or fair market value, at the discretion of the lender. The loan is due in full February 2, 2016. At April 30, 2011 the Company had drawn down $391,222 of the line of credit. The conversion feature of the line of credit was evaluated for derivative treatment and it was determined that, pursuant to the conversion terms, there is no derivative value.

NOTE 4 – SHAREHOLDER LOAN

The Company was indebted to a shareholder in the amount of $87,406 at April 30, 2011 and at July 31, 2010. This loan is non interest bearing and is due on demand. Interest at 8% totaling $5,276 for the nine months ended April 30, 2011, ($5,177 for the nine months ended April 30, 2010) has been included in accrued interest.

NOTE 5 – RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2011 the Company accrued management fees payable of $67,500 to a director of the Company for full time services as the

President and CEO of the Company (2010 - $nil) and owes that director $86,250 accumulated to April 30, 2011. see also notes 3 and 4

NOTE 6 - GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $621,637 for the period from June 12, 2008 (inception) to April 30, 2011 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Takedown Entertainment Inc. and our subsidiaryTakedown Fight Media Inc., unless otherwise indicated.

Corporate Overview

Our company was incorporated in the State of Nevada on June 12, 2008 and, by the efforts of our president, Peter E. Wudy, is an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets. We intend to deliver the MMA fights that people want to see. Through strategic investment, underwriting, licensing and royalty agreements we intend to work with MMA fight organizations around the world, allowing them to access untapped revenue streams of a wider distribution. Our company intends to license and acquire certain rights from each MMA fight organization including live fight footage, brands and trademarks, digital media and content, consumer products and merchandise and advertising and sponsorship representation, then leverages these rights across virtually all media outlets and distribution channels.

It is anticipated that funding for our MMA project will come from one or more of the following means: engaging in an offering of our stock; engaging in borrowing; locating a joint venture partner or partners.

On February 2, 2011, we entered into a convertible line of credit agreement with Triumph Capital Inc. Under the terms of the convertible line of credit agreement Triumph Capital Inc. agreed to loan our company up to $1,000,000. The loan is convertible into shares of common stock at a conversion price set at the higher of $0.75 per share or fair market value. The principal amount of the loan is due and payable five years from the advancement date. As of April 30, 2011, we have drawn $391,222 of the amount of the $1,000,000 loan. The loan bears interest at 7.5% per annum and is due in full on February 2, 2016.

On May 1, 2011, we entered into a director agreement, and a consulting agreement, each for a term of 12 months, with Dr. Allan Noah Fields, whereby Dr. Fields will serve as a member to our board of directors and provide additional consulting services. As compensation, under the director agreement, we have agreed to issue 15,000 restricted shares of our common stock for every three month period during which Dr. Fields sits on our board of directors. As compensation under the consulting agreement, we have agreed to pay $4,000 per month for the consulting services.

On May 12, 2011 we entered into an advertising agreement with Dr. Diego Allende. Dr. Allende is a physician, sports nutritionist, renowned MMA and boxing ring doctor, and a member of our board of advisors. Pursuant the agreement we agreed to provide Dr. Allende with a range of advertising services over a twelve month term, including the creation and placement of advertisements in connection with various televised and internet based MMA content. In consideration of the services we will receive aggregate compensation of $300,000 payable in four quarterly installments of $75,000 beginning upon execution of the agreement. Twenty percent of the compensation will be allocated to overhead expenses with the balance allocated toward our then current advertising placement fees, and third party expenses incurred by us. Any unallocated compensation will be refundable on completion of the term. The term of the agreement is effective as of May 7, 2011and will continue for 12 months unless extended by the parties. The agreement may be terminated at any time for cause subject to a 60 day cure period.

Plan of Operation

We had $1,829 in cash on hand as of April 30, 2011. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

At the beginning of this fiscal year our company entered into a contract with a third party to create and develop all business planning, design, marketing materials and website development required for us to execute our corporate strategy. The planning documents included a corporate business plan, two year financial projections and a communications plan and strategy, all developed in close coordination between our company and the party. The design and marketing materials include a corporate brochure, a business-to-business brochure, and related collateral materials. The website development included 3 internal websites – corporate, business-to-business and consumer – plus 5 niche topic websites, and all of the required social media accounts.

During the quarter ended April 30, 2011 our company paid consultant fees of $55,000 (January 31, 2010 - $nil) for the services related to the execution and preparation of our company’s business plan. Steve Everitt and Antony Walter have joined our company to execute our company’s overall operations.

On February 2, 2011 our company arranged a private convertible loan facility for draw down against expenses of up to $1,000,000. At April 30, 2011 our company settled $391,222 in accounts payable from a drawdown of the loan and accrued $2,500 interest payable.

Results of Operations

	April 30, 2011	July 31, 2010
Current Assets	$5,329	$0
Total Assets	$5,329	$0
Current Liabilities	$215,744	$151,091
Convertible debenture	$391,222	$0
Stockholders' Equity (Deficiency)	$(601,637)	$(151,091)

To date the Company has generated $0 revenue.

It is anticipated that funding for our MMA project will come from one or more of the following means: engaging in an offering of our stock; engaging in borrowing; locating a joint venture partner or partners.

Our company has arranged a private convertible line of credit facility made available to our company with an unused balance of $608,778 as at April 30, 2011.

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2011 we did not generate any revenues.

Expenses

Our expenses for the three months ended April 30, 2011 were $142,451 compared to $2,000 during the same period in 2010. Our expenses for the nine months ended April 30, 2011 were $442,770 compared to $3,100 during the same period in 2010. The reason for our increase in expenses was the initiation of our business plans and our expenditures to develop our business operations upon undertaking our business focus.

Net Loss

Our net loss for the three months ended April 30, 2011 was $146,731 compared to $3,731 during the same period in 2010. Our net loss for the nine months ended April 30, 2011 was $450,546 compared to $8,277 during the same period in 2010. The reason for our increase in net loss was the initiation increase in our business operations upon undertaking our business focus. Our net loss was higher than our expenses due to interest payments on our debt.

Liquidity and Capital Resources

At April 30, 2011 we had cash of $1,829 on hand (April 30, 2010 - $nil cash). We are contemplating raising additional capital to finance our business plans. Other than the convertible loan facility, there can be no assurance that we will be able to raise the required financing.

We did not issue any shares during the three months period ended April 30, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Our company's financial instruments consist principally of cash and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Basic and Diluted Net Loss Per Common Share

Our company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

During the year ended July 31, 2010 our company forward split its issued common shares on the basis of 5 new shares for 1 old share. At April 30, 2011 and also at April 30, 2010 there were 110,000,000 post split weighted average number of shares outstanding and the loss per share, both basic and diluted, was $(0.00) – April 30, 2010 $(0.00) .

Stock Based Compensation

Our company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires our company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Our company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2011 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On May 1, 2011 we appointed Dr. Allan Noah Fields to our board of directors. As a result we increased the number of directors on our board of directors to two. Our board of directors now consists of Peter E. Wudy and Dr. Allan Noah Fields.

ITEM 6. EXHIBITS

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).

3.2	By-laws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).

3.3	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on July 1, 2010).

(10)	Material Contracts

10.1	Convertible Loan Agreement dated January 31, 2011 between our company and Triumph Capital Inc. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).

10.2	Director Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).

10.3	Consulting Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).

10.4	Advertising Agreement dated May 12, 2011 between our company and Dr. Diego Allende (Incorporated by reference to our Current Report on Form 8-K filed on May 12, 2011).

(21)	Subsidiaries of the Registrant

21.1	Takedown Fight Media Inc.

(31)	Section 1350 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certifications

32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKEDOWN ENTERTAINMENT INC.

Date: June 12, 2011	By: /s/ Peter E. Wudy
Peter E. Wudy
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)