Form 10-K
period 2011-07-31
TAKEDOWN ENTERTAINMENT INC.
filed 2011-10-27
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-153510

TAKEDOWN ENTERTAINMENT INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2801338
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

22 Billiter Street, City of London, London UK, EC3M 2RY

UK: +44 20 3318 8590                  US: 310 995 1070
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes _    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes _    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ___   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated	Accelerated	Non-accelerated filer __	Smaller reporting
filer __	filer __	(Do not check if a smaller reporting	Company X
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __     No X

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2011 was $nil based on a $nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of October 21, 2011 the registrant had 81,527,753 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TAKEDOWN ENTERTAINMENT INC.
TABLE OF CONTENTS

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms we", "us", "our" and "our company" mean Takedown Entertainment Inc. and our wholly owned subsidiary, Takedown Fight Media Inc., a Nevada corporation, unless otherwise indicated.

COMPANY OVERVIEW

We were incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc., with the intention of carrying on business as a mineral exploration company and issued 22,000,000 shares of common stock on June 12, 2008 for cash of $20,000. On June 30, 2010 we changed our name to Takedown Entertainment Inc., to better reflect a change of business direction. In addition, on June 30, 2010 we effected a forward split of our issued and authorized shares on the basis of five new shares for one old share (5:1).

During 2008 we staked one mineral claim located 100 km northwest of Vancouver, British Columbia and acquired a molybdenum property comprised of one mineral claim located approximately 35 kilometers north of Vancouver, British Columbia. Due to a lack of funding we were unable to proceed with the exploration of the properties and mineral property costs of $20,000 has been expensed. Both properties have since been abandoned by the Company. We did not proceed with further exploration of the mineral claims due to a determination that the results of our initial geological program did not generate investor interest in the claims and we were unable to finance further exploration.

We had $111,799 in cash reserves as of the year ended July 31, 2011. We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $100,000 per month to continue with our business development.

We are contemplating raising additional capital to finance our business operations. No final decisions regarding financing have been made at this time.

Our company, by the efforts of our president, Peter E. Wudy, is an integrated media and sports entertainment company involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (“MMA”) content, programming and merchandising for North American and International markets. Quite simply, Takedown will deliver the MMA fights that people want to see. Through strategic investment, underwriting, licensing and royalty agreements Takedown works with MMA fight organizations around the world, allowing them to access untapped revenue streams of a wider distribution. Takedown licenses and acquires certain rights from each MMA fight organization including live fight footage, brands & trademarks, digital media & content, consumer products & merchandise and advertising & sponsorship representation, then leverages these rights across virtually all media outlets and distribution channels.

Through our wholly owned subsidiary, Takedown Fight Media Inc., a Nevada corporation, all operations are structured around four business divisions, collectively responsible for executing our corporate business strategy. These divisions are involved in: 1) identifying investment, acquisition and licensing opportunities, 2) building relationships with fight promoters, fighters, digital media publishers, licensees and advertisers, 3) developing, distributing and licensing all products and services, and 4) creating and marketing the Takedown brand.

It is anticipated that funding for our MMA project will come from one or more of the following means: engaging in an offering of our stock; engaging in borrowing; locating a joint venture partner or partners.

OUR CURRENT BUSINESS

We are an integrated media and sports entertainment company involved in the acquisition, production, licensing, marketing and distribution of MMA content, programming and merchandising for North American and International markets.

Our operations involve the aggregation of MMA fights and content from fight promoters, fighters and digital media publishers, the packaging of content and programming for distribution to broadcasters and digital media platforms, the representation of opportunities to advertisers and sponsors, the development and licensing of home entertainment and consumer products, and the marketing of it all to a global audience of MMA fans.

Through strategic investment, underwriting, licensing and royalty agreements we work with MMA fight organizations around the world, allowing them to access untapped revenue streams of a wider distribution. We license and acquire certain rights from each MMA fight organization including live fight footage, brands and trademarks, digital media and content, consumer products and merchandise and advertising and sponsorship representation, then leverage these rights across virtually all media outlets and distribution channels.

On January 31, 2011, we entered into a convertible loan agreement with Triumph Capital Inc. Under the terms of the convertible loan agreement, Triumph has agreed to loan to our company up to $1,000,000. The loan is convertible into shares of common stock at a conversion price set at 75% of the average closing bid prices for the ten trading days immediately preceding the conversion date. The loan will bear interest at 7.5% per annum. The principal amount of the loan is due and payable five years from the advancement date. On July 31, 2011, Triumph provided us with a conversion notice pursuant to the convertible loan agreement in the amount of $1,037,500 (includes accrued interest) with a conversion price of $0.75 for 1,383,333 shares of common stock of our company.

On May 1, 2011, we entered into a director agreement and a consulting agreement, each for a term of 12 months, with Dr. Allan Noah Fields, whereby Dr. Fields has agreed to serve as a member of our board of directors and provide additional consulting services. As compensation under the director agreement, we have agreed to issue 15,000 restricted shares of our common stock for every three (3) months period during which Dr. Fields sits on our board of directors. As compensation under the consulting agreement, we have agreed to pay $4,000 per month for consulting services.

On May 12, 2011, we entered into an advertising agreement with Dr. Diego Allende. Pursuant to the agreement, we have agreed to provide Dr. Allende with a range of advertising services over a 12 month term, including the creation and placement of advertisements in connection with various televised and internet based MMA content. In consideration for the services, we will receive an aggregate of $300,000 payable in four quarterly instalments of $75,000 beginning upon execution of the agreement. Twenty percent of the compensation will be allocated to overhead expenses with the balance allocated toward our then current advertising placement fees and third party expenses incurred by us. Any unallocated compensation will be refundable on completion of the term. The agreement is effective as of May 7, 2011.

On July 31, 2011, Triumph provided us with a conversion notice pursuant to an outstanding shareholder loan in the amount of $87,406, which had accrued interest of $20,894 for an aggregate amount due of $108,390. The loan was converted into 144,420 shares of common stock of our company based on a conversion price of $0.75.

On August 11, 2011, we entered into a consulting agreement with Radius Consulting, Inc. to provide business development and financial marketing services to our company. Radius’ primary objectives are to increase the awareness of corporate initiatives, introduce our company to private, institutional and retail investors, generate media coverage and manage day-to-day shareholder inquiries. Radius will receive compensation of $2,500 per month for a period of 90 days.

On August 30, 2011, we entered into a share cancellation agreement with Peter Wudy, a director and officer of our company, for the cancellation of 30,000,000 shares of our common stock held by Mr. Wudy for no cash consideration.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRINCIPAL PRODUCTS

We develop engaging mixed martial arts entertainment, from live MMA fights to magazine-style shows, digital media content and branded merchandise that we leverage and distribute across virtually all media. Our live and televised events, digital media, home entertainment and consumer products provide significant cross-promotion and marketing opportunities that reinforce our brand while effectively reaching our fans. Our principal products include:

Takedown Television Programming

Takedown Fight Nights

Our premier product, “Takedown Fight Nights” features LIVE MMA fight events from around the world in front of sold out crowds. We deliver 2 hours of new fights each week from a variety of International locations and feature some of the top name mixed martial arts fighters in the sport. Available via live, delayed, on-demand and pay-per-view broadcast.

Best of Takedown

“Best of Takedown” is the best of the best from the Takedown archives. A compilation show of the best MMA fights from “Takedown Fight Nights”, “Best of Takedown” features legendary fighters and legendary fights, quickest knockouts, best submissions and many more. Available as 30 and 60 minute episodes via delayed and on-demand broadcast.

Around The MMA

“Around The MMA” is a magazine-style sports show about mixed martial arts featuring segments on MMA news, fight highlights, fighter interviews and analyst commentary. “Around The MMA” is filmed in-studio with feature stories produced remotely at live events and locations. Available weekly as 30 minute episodes via delayed and on-demand broadcast.

Takedown Online Programming

Takedown LIVE

“Takedown LIVE” is our premier online & mobile product – a Full High Definition stream of LIVE MMA fight events from around the world, available as a pay-per-view or as part of a “Takedown Vault” subscription. An extension of our “Takedown Fight Nights” broadcast, “Takedown LIVE” delivers a new online & mobile pay-per-view fight each week.

Takedown Vault

The “Takedown Vault” is a digital service offering access to every Takedown program including LIVE fight events, fights on-demand, every episode of “Best of Takedown” and “Around The MMA,” and all of our original online shows. Fight fans can watch from any device as often as they like, with a monthly, quarterly or annual subscription.

Takedown Online Shows

Takedown produces original live & on-demand shows.

  “Takedown Interviews” : with MMA personalities
  “Takedown Rankings” : on MMA fighter rankings
  “Takedown Brief” : covering latest MMA news

Takedown Digital Media Properties

Takedown Fights

TakedownFights.com is our flagship property and home to all consumer-facing products, content and services. The site features our entire schedule of live, pay-per-view and on-demand MMA fights and original programs, fresh content from around the Fight Media Network, branded merchandise and much more.

Takedown Fighters

TakedownFighters.com is a social platform where MMA fighters can manage their online identity and connect with fans, fighters, fight promoters, the media and premium brand sponsors. MMA fighters are able to build strong personal brands, connect with the community, leverage the power of positive publicity, and create global media exposure.

Takedown Fight Media Network

We operate the Takedown Fight Media Network, a Vertical Media Content Network focused on the sport of MMA. A revolutionary new media model that combines our flagship properties with independent MMA publisher sites, we reach an aggregated global audience of passionate fight fans who love MMA, Takedown products and our advertisers.

Takedown Home Entertainment and Branded Products

DVD & Home Entertainment Licensing

Each of the Takedown programs is available for licensing and distribution on DVD and home entertainment platforms on a worldwide basis. We work with licensing and distribution partners to produce, market and sell Takedown programming globally. We offer licensing and distribution options for traditional retail, digital media channels, direct and home shopping channels.

Branded Products & Services Licensing

The Takedown mission is to build a world-renowned brand through partnering with best-in-class licensees including manufacturers, wholesalers and retailers worldwide, working with them to produce, market and sell Takedown branded products and services. We offer licensing and distribution programs for traditional retail, digital media channels, direct and home shopping channels.

MARKETS AND CUSTOMERS

According to the directors of the Company: - Mixed Martial Arts (MMA) is an international sport with mainstream acceptance: MMA events, featuring athletes using a variety of fighting styles including boxing, jiu jitsu and wrestling have seen growth over the last five years; In 2009, total MMA pay-per-view revenues reached $450 million USD as compared to HBO Boxing at $175 million USD and WWE at $80 million USD; Add to that the revenue earned from live event ticket sales, television licensing, home video, merchandise and sponsorship, and the MMA industry is becoming the competition, with estimates of the global MMA market being a $1 billion USD industry.

COMPETITION

The entertainment industry is highly competitive. Competitors will include the Ultimate Fighting Championship (UFC), Strikeforce, ProElite and other independent media companies and individual producers and operators, most of which will have financial resources, personnel and facilities substantially greater than we have. We will face competition for the acquisition of broadcast rights and media network time.

INTELLECTUAL PROPERTY

We have not filed for any protection of our name or trademark. As a distribution company we do not directly own any of the intellectual property rights attached to any of the products we distribute.

We own and operate the following registered internet domain names:

  www.takedownentertainment.com;

  www.takedownfightmedia.com; and

  www.takedownfights.com.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2012.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

GOVERNMENT REGULATIONS

We expect that our operations will comply in all respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the media and entertainment industry.

EMPLOYEES

As of October 25, 2011 our only employees were our directors and officers.

We do and we will continue to conduct most of our business through agreements with consultants and third parties. Takedown Entertainment through it's subsidiary, Takedown Fight Media, has assembled a team of senior executives skilled in each aspect of the operation. Currently, Takedown Entertainment has 18 individuals providing subcontractor and consulting services.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures for our past two fiscal years.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10K annually and Forms 10Q quarterly. In addition, we will file a Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK. BEFORE MAKING A DECISION CONCERNING THE PURCHASE OF OUR SECURITIES, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS AND OTHER INFORMATION IN THIS ANNUAL REPORT WHEN YOU EVALUATE OUR BUSINESS.

BUSINESS RISKS:

Risks Associated with our company. We have limited operating history which makes it difficult to evaluate the investment merits of our company.

If we do not obtain additional financing, our business will fail because we will be unable to fund even the administration of our minimal operations. In order for our company to continue we need to obtain additional financing. As of July 31, 2011 we had $111,799 cash on hand. We currently have limited operations.

The future issuance of debt may contain contractual restrictions that may curtail implementation of our business plan. We do not have any contractual restrictions limiting our ability to incur debt. Any significant indebtedness, however, could restrict our ability to fully implement our business plan. If we are unable to repay the debt, we could be forced to cease operating.

The loss of any of our key personnel may affect our ability to implement our business plan and cause our stock to decline in value. We are dependent on Peter E. Wudy, president and director of our company, to implement our business plan. The loss of his services may have a negative effect on our ability to timely and successfully implement our business plan. We do not have an employment agreement with Mr. Wudy and we have not obtained key man insurance over him.

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

We do not anticipate paying dividends to our common stockholders in the foreseeable future, which makes investment in our stock speculative and risky. We have not paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The board of directors has sole authority to declare dividends payable to our stockholders. The fact that we have not paid and do not plan to pay dividends indicates that we must use all of our funds we generate for reinvestment in our business activities. Investors also must evaluate an investment in our company solely on the basis of anticipated capital gains.

Limited liability of our executive officers and directors may discourage shareholders from bringing a lawsuit against them. Our memorandum and articles of incorporation contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in our company may be adversely affected to the extent that we pay costs of settlement and damage awards against officers or directors pursuant to the indemnification provisions of the bylaw. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against any of our officers or directors. We have been advised that the SEC takes the position that these article and bylaw provisions do not affect the liability of any director under applicable federal and state securities laws.

We are a development stage company and we expect to incur operating losses for the foreseeable future. We were incorporated on June 12, 2008 and our business to date has been principally organizational activities. We have no way to evaluate the likelihood that our business will be successful. We have earned limited revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by startup companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business that we plan to undertake. These potential problems include, but are not limited to, additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing any revenues. We recognize that if business revenues are not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and if we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn continuous or sufficient revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result there is substantial doubt about our ability to continue as a going concern. We have accumulated net losses of $1,001,069 for the period from inception June 12, 2008 to July 31, 2011 and have insuffcient revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because our current officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail. Mr. Peter E. Wudy, our President and director, currently devotes his full attention providing services to our company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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
  announcements of acquisitions or other business initiatives by our competitors;
  market changes in the demand for products and services;
  quarterly variations in our revenues and operating expenses;
  changes in the valuation of similarly situated companies, both in our industry and in other industries;
  changes in analysts' estimates affecting us, our competitors or our industry;
  additions and departures of key personnel;
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

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

We currently have the use of shared office space 22 Billiter Street, London, United Kingdom for $75 per month and shared office space at 9107 Wilshire Blvd, Beverly Hills, California for $75 per month. We believe our office spaces are sufficient for our purposes.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. [Removed and Reserved]

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Bulletin Board, under the trading symbol “TKDN”. We cannot assure you that there will be a market in the future for our common stock.

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

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
July 31, 2011	$N/A(2)	$N/A(2)
April 30, 2011	$N/A(2)	$N/A(2)
January 31, 2011	$N/A(2)	$N/A(2)
October 31, 2010	$0.95	$0.40
July 31, 2010	$N/A(1)	$N/A(1)

(1)	The first trade of our common stock on the OTC Bulletin Board occurred on August 8, 2010.
(2)	There were no trades during this period.

As of the date of this report, there were approximately 25 holders of record of our common stock. As of such date, 81,527,753 common shares were issued and outstanding.

Our common shares are issued in registered form. Empire Stock Transfer Inc, 1859 Whitney Mesa Drive Henderson, NV 89014 (Telephone: (702) 818-5898) is the registrar and transfer agent for our common shares.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Except as disclosed herein, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

CONVERTIBLE SECURITIES

Except as disclosed herein, we do not have any outstanding convertible securities.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2011. On August 15, 2011 Mr. Wudy returned to our company for cancellation 30,000,000 of his 60,000,000 common shares, leaving him 30,000,000 common shares.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended July 31, 2011 and July 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to any significant equipment over the next twelve months.

RESULTS OF OPERATIONS

We are still in the development stage and have generated minimal revenues to date.

We incurred operating losses of $1,001,069 from date of incorporation June 12, 2008 to the year ended July 31, 2011. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. Our net loss for the year ending July 31, 2011 was $829,978.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2011, 2010 and 2009 and the period from inception June 12, 2008 to July 31, 2008.

For the Year Ending July 31, 2011 and 2010

	Year Ended
	July 31
	2011		2010
Revenue	$75,000	$	Nil
Operating Expenses	$829,978		$55,107
Net Loss	$(829,978)		$(55,107)

EXPENSES

Our operating expenses for our years ended July 31, 2011 and 2010 are outlined in the table below:

	Year Ended
	July 31
	2011		2010
Business and systems development	$655,666	$	Nil
Accounting and professional fees	$54,243		$12,514
Transfer agent fees	$105		$9,730
Consulting fees	$55,000		$6,122
Management fees	$90,000		$18,750
Filing fees	$2,734		$1,050
Office	$1,093		$495
Interest expense	$46,137		$6,446

Our company’s accumulated deficit atyear ended July 31, 2011 increased to $829,978 as compared to the comparative period in 2010 of $55,107 primarily as a result of an increase in business systems and development, consulting fees, management fees and interest expenses.

Balance Sheet Data:	2011	2010	2009	2008
Cash	$111,799	$0	$0	$0
Total assets	$297,084	$0	$0	$0
Total liabilities	$131,203	$151,091	$95,984	$61,747
Shareholders' (deficit)	$(15,904)	$(151,091)	$(95,984)	$(61,747)

EQUITY COMPENSATION

As at July 31, 2011, we did not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At		At
	July 31,		July 31,
	2011		2010
Current Assets	$111,799	$	Nil
Current Liabilities	$131,203		$151,091
Working Capital (Deficit)	$(19,404)		$(151,091)

Cash Flows
		Year Ended		Year Ended
		July 31,		July 31,
		2011		2010
Net Cash used in Operating Activities		$(706,416)		$(1,256)
Net Cash used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$818,215		$1,256
Increase (Decrease) in Cash During the Period		$111,799	$	Nil

Our cash balance at July 31, 2011 was $111,799 (2010 - $0) with outstanding liabilities of $131,203 (2010 - $151,091). Pursuant to negotiated agreements with certain creditors during the year ended July31, 2011 a convertible line of credit balance of $1,037,500 has been converted to 1,346,447 common shares at $0.75 per share and a shareholder loan balance of $109,450 (including $22,044 of interest accrued on the shareholder loan) has been converted to 144,420 common shares at $0.75 per share. At July 31, 2011 the loan conversions are recorded as stock payable in shareholders’ equity. Subsequent to July 31, 2011 the shares were issued.

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

We are not currently able to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.

We estimate that our expenses over the next 12 months will be approximately $1,550,000,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Marketing and advertising	12 months	200,000
Business Development	12 months	200,000
Subcontractor and Consulting fees	12 months	1,100,000
General and administrative expenses	12 months	50,000
Total		1,550,000,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,550,000,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

GOING CONCERN

We have generated minimal revenue since inception and are dependent upon obtaining outside financing to carry out our operations and pursue our business development activities. If we are unable to generate future cash flows, raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation

Our company follows accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Revenue Recognition

Our company will recognize revenue in accordance with Accounting Standards Codification No. 605, Revenue Recognition ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Our company will defer any revenue for which the product has not been delivered or is subject to refund until such time that our company and the customer jointly determine that the product has been delivered or no refund will be required.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For purposes of the statement of cash flows, our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2011 our company had $111,799 in cash or cash equivalents (July 31, 2010, $0.00) .

Development Stage Company

Our company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 “Development-Stage Entities”. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

Our company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Our company has $1,001,069 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended July 31, 2011 and had no uncertain tax positions as at July 31, 2011:

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2011	2010
NOL Carryover	$340,363	$58,172
Valuation allowance	(340,363)	(58,172)
Net deferred tax asset	$0	$0

Basic and Diluted Net Loss Per Common Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2011 and 2010, our company had no potentially dilutive shares.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements

FINANCIAL STATEMENTS
Takedown Entertainment Inc.
July 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Takedown Entertainment, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Takedown Entertainment, Inc. (a development stage company, formerly known as Silver Bay Resources) as of July 31, 2011 and 2010 the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 2011 and 2010 and for the period from June 12, 2008 (inception) through July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Takedown Entertainment, Inc., as of July 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit and incurred an accumulated net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
October 21, 2011

TAKEDOWN ENTERTAINMENT INC
(a development stage company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	July 31	July 31
	2011	2010
Assets
Current assets
Cash	$111,799	$-
Prepaid expense	3,500	-
Total current assets	115,299	-

Total Assets	$115,299	$-

Liabilities
Current liabilities
Accounts payable	$22,453	$21,525
Management fees payable	108,750	18,750
Shareholder loan	-	87,406
Accrued interest	-	23,410
Total current liabilities	131,203	151,091

Total Liabilities	131,203	151,091

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 110,000,000 Shares Issued and Outstanding	110,000	110,000
Additional paid-in capital	(90,000)	(90,000)
Stock payable	1,146,950	-
Stock subscription receivable	(181,785)	-
Deficit accumulated during development stage	(1,001,069)	(171,091)
Total stockholders' deficit	(15,904)	(151,091)

Total liabilities and stockholders' deficit	$115,299	$-

The accompanying notes are an integral part of these financial statements

(Stated in US Dollars)

			From
			inception
	For the year	For the year	(June 12,
	ending	ending	2008) to
	July 31	July 31	July 31
	2011	2010	2011

Revenue	$75,000	$-	$75,000

Expenses
Mining claims	-	-	20,000
Business and systems development	655,666	-	655,666
Accounting and professional Fees	54,243	12,514	154,937
Transfer agent fees	105	9,730	9,835
Consulting fees	55,000	6,122	61,122
Management fees	90,000	18,750	108,750
Filing Fees	2,734	1,050	4,624
Office	1,093	495	1,588
Total Expenses	858,841	48,661	1,016,522

Loss from operations before other expense	(783,841)	(48,661)	(941,522)
Interest	(46,137)	(6,446)	(59,547)

Net loss before income tax	(829,978)	(55,107)	(1,001,069)
Provision for income tax	-	-	-

Net Loss	$(829,978)	$(55,107)	$(1,001,069)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Weighted Average Number of Common Shares	110,000,000	110,000,000

The accompanying notes are an integral part of these financial statements.

TAKEDOWN ENTERTAINM ENT INC
(a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to July 31, 2011
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subcription	Exploratio n	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)
Shares issued to founders - June 12, 2008	110,000,000	$110,000	$(90,000)	$-	$-	$-	$20,000

Net Loss for period						(81,747)	(81,747)
Balance, July 31, 2008	110,000,000	110,000	(90,000)	-	-	(81,747)	(61,747)

Net Loss for year						(34,237)	(34,237)
Balance, July 31, 2009	110,000,000	$110,000	$(90,000)	$-	$-	$(115,984)	$(95,984)

Net Loss for year						(55,107)	(55,107)
Balance, July 31, 2010	110,000,000	$110,000	$(90,000)	$-	$-	$(171,091)	$(151,091)
Conversion of Debt				1,146,950	(181,785)		965,165
Net Loss for year						(829,978)	(829,978)
Balance, July 31, 2011	$110,000,000	$110,000	$(90,000)	$1,146,950	$(181,785)	$(1,001,069)	$(15,904)

The accompanying notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC
(a development stage company)
Statements of Cash Flows
(Stated in US Dollars)

			From
	For the year	For the year	inception
	ending	ending	(June 12,
	July 31,	July 31,	2008) to
	2011	2010	July 31, 2011
Operating Activities
Net loss	$(829,978)	$(55,107)	$(1,001,069)
Changes in:
Prepaid expense	(3,500)	-	(3,500)
Accounts payable	(989)	28,655	30,536
Management fees payable	90,000	18,750	108,750
Accrued interest	38,051	6,446	51,461
Net cash used in operating activities	(706,416)	(1,256)	(813,822)

Investing Activities
Net cash used in investing activities	-	-	-

Financing Activities

Proceeds from Shareholder Loan	-	1,256	87,406

Convertible loan subscription	818,215	-	818,215
Proceeds form Common shares issued to founders	-	-	20,000
Net cash provided by financing activities	818,215	1,256	925,621

Change in cash for the year	111,799	-	111,799
Cash at beginning of period	-	-	-
Cash at end of period	$111,799	$-	$111,799

Cash paid for:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Conversion of debt	$1,146,950	$-	$1,146,950

The accompanying notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC
(a development stage company)
Footnotes to the Financial Statements
For the year ended July 31, 2011
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus to mixed martial arts media entertainment.

The Company is an integrated media and sports entertainment company, organized to acquire, produce and distribute mixed martial arts (MMA) content and programming for North American and International markets. Takedown will license and acquire certain rights from select MMA fight organizations including live fight footage, brands & trademarks, digital media & content, consumer products, merchandise and advertising and sponsorship representation, then leverage these rights across media outlets and distribution channels.

CONCENTRATIONS AND ECONOMIC DEPENDENCE
During the year ended July 31, 2011 one customer accounted for 100% of the Company's revenue.

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

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2011 the Company had $111,799 in cash or cash equivalents (July 31, 2010, $0.00) .

DEVELOPMENT STAGE COMPANY
The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 “Development-Stage Entities”. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company has $1,001,069 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended July 31, 2011 and had no uncertain tax positions as at July 31, 2011:

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2011	2010
NOL Carryover	$340,363	$58,172
Valuation allowance	(340,363)	(58,172)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE
The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2011 and 2010, the Company had no potentially dilutive shares.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,001,069 for the period from June 12, 2008 (inception) to July 31, 2011 and has generated minimal revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder loaned the Company $0, $1,256, $26,150 and $60,000 during the periods ended July 31, 2011, 2010, 2009 and 2008. This loan is due on demand. Interest at 8% totaling $8,634, $6,446, $6,657 and $307 for the years and period ended July 31, 2011, 2010, 2009 and 2008, respectively, has been imputed on the outstanding amounts. (see also note 6 – stock payable)

During the year ended July 31, 2011 the Company accrued management fees payable of $90,000 to a director of the Company for services as an officer of the Company (2010 - $18,750) and paid $12,000 to a director in compensation for services provided (2010 - $nil).

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 5 - COMMON STOCK

The Company issued 110,000,000 shares of common stock (founder’s shares) for $20,000 cash on June 12, 2008. Subsequent to July 31, 2011, 30,000,000 common shares were returned to the Company for cancellation, leaving 80,000,000 common shares outstanding. (see also note 6)

NOTE 6 – STOCK PAYABLE

At July 31, 2011 the Company has recorded a stock payable of $1,146,950 (inclusive of interest of $59,547) owing for the development of its website, internet presence and business systems. The amount was part of a convertible line of credit agreement entered into by the Company February 2, 2011 whereby the Company received funds from a lender for approved expenditures in the development of its business plan and includes interest of $59,547. Any funds advanced to the Company pursuant to the convertible loan agreement were unsecured, due in full February 2, 2016 and bear interest at 7.5% per annum. At July 31, 2011 the loan has been converted to shares of common stock of the Company on the basis of the higher of $0.75 per share or fair market value. The Company evaluated the beneficial conversion feature of the line of credit for derivative treatment and it was determined that, pursuant to the conversion terms, there is no beneficial conversion feature or derivative value. Subsequent to July 31, 2011 the Company issued 1,527,753 shares of common stock in settlement of the conversion.

At July 31, 2011 an amount of $181,785 remained available to the Company for draw down and is included in the $1,146,950 line of credit converted to common shares. Subsequent to July 31, 2011 the $181,785 was expended by the Company. At July 31, 2011 the $181,785 is recorded as Stock Subscription Receivable.

NOTE 7 – SUBSEQUENT EVENTS

There were no reportable subsequent events from July 31, 2011 through the date this report is filed, other than the issuances of common stock referred to in note 6 above.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

Our management, with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of July 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Peter E. Wudy Dr. Allan Fields	55 78	President, CEO and Director appointed May 11, 2010 Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Peter E. Wudy - President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Peter E. Wudy has spent the last twenty two years as an entrepreneur and business leader with experience in developing and driving companies, from embryonic start-ups to successful enterprises. Mr. Wudy has a lengthy history in successful businesses at the President, CEO and Managing Partner levels in North America, Europe and Asia, overseeing the expansion of several companies in the retail, industrial, technology, engineering and medical sectors.

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

Dr. Allan Noah Fields – Director

Dr. Allan Fields is a licensed surgeon based in Hollywood, Florida specializing in general and pelvic surgery since 1973. As a member of the Association of Ringside Physicians, Dr. Fields has supervised hundreds of athletic competitions in combat sports including muay thai, kickboxing, mixed martial arts and boxing. As a member of the board of Takedown Entertainment, Dr. Fields will help set the overall policy of the Company based on it’s corporate mission and vision, assuring that all actions are related to and adhere to that mission, as well as providing the guidance and direction to Takedown necessary to assure value to its’ stakeholders.

FAMILY RELATIONSHIPS

There are no family relationships among our officers, directors or persons nominated for such positions.

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is qualified and elected, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officers and/or directors. Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and directors have not been convicted in any criminal proceeding (excluding traffic violations) nor are they subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. We pay our consultants usual and customary rates received by other third parties for performing similar consulting services.

CONFLICTS OF INTEREST

Directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

  the corporation could financially undertake the opportunity;

  the opportunity is within the corporation’s line of business; and

  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended July 31, 2011 were filed. However, some were filed late.

CODE OF ETHICS

We have adopted a new Code of Ethics that replaces our previous version and applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors.

We believe our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Our Code of Ethics is attached as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Takedown Entertainment Inc., 22 Billiter Street, London, UK EC3M 2RY.

COMMITTEES OF THE BOARD

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2011:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Peter E. Wudy(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	18,750(2) 90,000(2)	18,750 90,000
Donald Gardner(2) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Allan Fields(4) Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$12,000 Nil	$12,000 Nil

(1)	Mr. Wudy was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director of our company on May 11, 2010.
(2)	Accrued as payable.
(3)

Mr. Gardner was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director on June 12, 2008 and resigned as an officer on May 11, 2010 and as a director of our company on July 19, 2010.

(4)	Dr. Fields was appointed as a director of our company on May 1, 2011.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

May 1, 2011, we entered into a director agreement, and a consulting agreement, each for a term of 12 months, with Dr. Allan Noah Fields, whereby Dr. Fields has agreed to serve as a member of our board of directors and provide additional consulting services. As compensation, under the director agreement, we have agreed to issue 15,000 restricted shares of our common stock for every three month period during which Dr. Fields sits on our board of directors. As compensation under the consulting agreement, we have agreed to pay $4,000 per month for consulting services.

STOCK PLAN

On September 2, 2011, our directors approved our 2011 Stock Plan pursuant to which we may grant an aggregate of up to 15,000,000 common shares to employees, consultants or directors of our company or of any of our subsidiaries. The purpose of the 2011 Stock Plan is to give our company the ability to motivate participants to contribute to our growth and profitability. The 2011 Stock Plan is administered by our board of directors.

Awards under our 2011 Stock Plan will vest as determined by our board of directors and as established in stock grant agreements to be entered into between our company and each participant receiving an award. No stock options were granted during the year ended July 31, 2011.

STOCK OPTIONS/SAR GRANTS

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding as at July 31, 2011.

Option Exercises

During our Fiscal year ended July 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that we do not have an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

FAMILY RELATIONSHIPS

There are no family relationships among our officers, directors or persons nominated for such positions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 25, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Peter E. Wudy 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210	30,000,000*	36.8%
	Dr. Allan Noah Fields 4141 North 41st Street Hollywood, FL 33021	0	0%
	Directors and Executive Officers as a Group	30,000,000 Common	36.8%

*on August 15, 2011 Mr. Wudy returned to our company for cancellation 30,000,000 of his 60,000,000 common shares, leaving him 30,000,000 common shares.

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 25, 2011.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Our management is involved in other business activities and may in the future be involved in other business opportunities. If a pecific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

DIRECTOR INDEPENDENCE

We currently act with two directors, Peter E. Wudy and Dr. Allan Noah Fields. We have determined that we do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, our board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the our sole director. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2011 and for the fiscal year ended July 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2011 $	July 31, 2010 $
Audit Fees	8,600	8,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	8,600	8,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit No.	Document Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2010).
(4)	Instruments defining rights of security holders, including indentures
4.1	2011 Stock Plan (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011).
(10)	Material Contracts
10.1	Convertible Loan Agreement with Triumph Capital Inc. dated January 31, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.2	Director Agreement with Dr. Allan Noah Fields dated May 1, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.3	Consulting Agreement with Dr. Noah Fields dated May 1, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.4	Advertising Agreement with Dr. Diego Allende dated May 7, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2011).
10.5	Consulting Agreement with Radius Consulting Inc. dated August 11, 2011 (incorporated by reference to our Current Report on Form 8-K filed on August 18, 2011).
10.6	Share Cancellation Agreement with Peter Wudy dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on August 31, 2011).
(14)	Code of Ethics
14.1*	Code of Ethics
(21)	Subsidiaries of Registrant
21.1	Takedown Fight Media Inc., a Nevada corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKEDOWN ENTERTAINMENT INC.
(Registrant)

Dated: October 25, 2011	/s/ Peter E. Wudy
Peter E. Wudy
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 25, 2011	/s/ Peter E. Wudy
Peter E. Wudy
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: October 25, 2011	/s/ Dr. Allan Noah Fields
Dr. Allan Noah Fields
Director