Form 10-Q
period 2011-10-31
TAKEDOWN ENTERTAINMENT INC.
filed 2011-12-12
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 333-153510

TAKEDOWN ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2801338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

22 Billiter Street, London, England EC3M 2RY
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
☒          YES           ☐           NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒          YES           ☐           NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐           YES           ☒          NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐           YES           ☐           NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

82,261,086 common shares issued and outstanding as of  December 7, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	October 31	July 31
	2011	2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$16,301	$111,799
Account receivable	75,000	-
Prepaid expense	3,500	3,500
Total current assets	94,801	115,299

Total Assets	$94,801	$115,299

Liabilities
Current liabilities
Accounts payable	$7,887	$22,453
Management fees payable	126,070	108,750

Total current liabilities	133,957	131,203

Total Liabilities	133,957	131,203

Stockholders' Deficiency
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 82,081,086 Common Shares Issued (July 31, 2011: 110,000,000)	82,081	110,000
Additional paid-in capital	1,394,869	(90,000)
Stock payable	-	1,146,950
Stock subscription receivable	(106,785)	(181,785)
Deficit accumulated during development stage	(1,409,321)	(1,001,069)
Total stockholders deficit	(39,156)	(15,904)

Total liabilities and stockholders equity	$94,801	$115,299

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

	For the three	For the three	From inception
	months ended October 31, 2011	months ended October 31, 2010	(June 12, 2008) to October 31, 2011
Revenue	$75,000	$-	$150,000

Expenses:
Mining claims	-	-	20,000
Business systems development	337,271	156,000	992,937
Professional fees	17,872	6,118	172,809
Event production	84,452	-	94,287
Consulting fees	12,500	-	73,622
Management fees	29,075	22,500	137,825
Filing Fees	2,175	404	6,799
Office	5,690	113	7,278
Total Expenses	489,035	185,135	1,505,557

Net loss from operations before other :	(414,035)	(185,135)	(1,355,557)
Foreign exchange	5,783	-	5,783
Interest on debt	-	(1,748)	(59,547)
Net loss before income tax	(408,252)	(186,883)	(1,409,321)
Provision for income tax	-	-	-
Net Income (Loss)	$(408,252)	$(186,883)	$(1,409,321)

Basic & Diluted (Loss): per Common Share	(0.004)	(0.002)
Weighted Average Number: of Common Shares	91,536,437	110,000,000

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to October 31, 2011 - unaudited
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Exploration	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	110,000,000	$110,000	$(90,000)	$-	$-	$-	$20,000

Net Loss for period						(81,747)	(81,747)
Balance, July 31, 2008	110,000,000	$110,000	$(90,000)	$-	$-	$(81,747)	$(61,747)

Net Loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	110,000,000	$110,000	$(90,000)	$-	$-	$(115,984)	$(95,984)

Net Loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	110,000,000	$110,000	$(90,000)	$-	$-	$(171,091)	$(151,091)
Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net Loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	110,000,000	$110,000	$(90,000)	$1,146,950	$(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-	-
Issuance of shares for debt settlement	1,527,753	1,528	1,145,422	(1,146,950)	75,000	-	75,000
Issuance of shares for cash	333,333	333	249,667	-	-	-	250,000
Issuance of shares for cash	220,000	220	59,780	-	-	-	60,000
Net loss for the three month period	-	-	-	-	-	(408,252)	(408,252)
Balance, October 31, 2011	82,081,086	$82,081	$1,394,869	$-	$(106,785)	$(1,409,321)	$(39,156)

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(unaudited)

	For the three months ended October 31, 2011	For the three months ended October 31, 2010	From inception (June 12, 2008) to October 31, 2011
Operating Activities
Net loss	$(408,252)	$(186,883)	$(1,409,321)
Changes in:
Account receivable	(75,000)	-	(75,000)
Prepaid expenses	-	-	(3,500)
Accounts payable	(14,566)	12,448	15,790
Management fees payable	17,320	22,500	126,070
Other account payable	-	156,000	-
Accrued interest and fees	-	(2,752)	51,461
Net cash used in operating activities	(480,498)	1,313	(1,294,500)

Investing Activities
Net cash used in investing activities	$-	$-	$-

Financing Activities
Proceeds from Shareholder Loan	-	-	87,406
Proceeds from shares issued for cash	310,000	-	330,000
Convertible loan subscription	75,000	-	893,395

Net cash provided by financing activities	$385,000	$-	$1,310,801

Change in cash for the period	(95,498)	1,313	16,301
Cash at beginning of period	111,799	-	-
Cash at end of period	$16,301	$1,313	$16,301

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Conversions of debt	$-	$-	$1,146,950
Cancellation of common shares	$30,000	$-	$30,000

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(a development stage company)
Footnotes to the Financial Statements
October 31, 2011
Unaudited

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc., and is an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets.

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

REVENUE RECOGNITION
For revenue under certain contracts to provide services, the Company recognizes revenue as it is defined in the contracts.

For revenue under other certain contracts, the Company uses the input-basis percentage of completion method to recognize revenue.  Under this method, revenue is recognized based on the ratio of cost incurred to date to the total estimated costs at the completion of the contract.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 30, 2011 the Company held $16,301 cash and July 31, 2011 the Company held $111,799 cash.

DEVELOPMENT STAGE COMPANY
The Company is considered a development stage company as defined by Accounting Standards Codification ASC 915-205 "Development-Stage Entities".  ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues and expenditures are generated from management's intended operations, among other things. The Company has generated minimal operating revenues during the periods presented.

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

The Company has $1,409,321 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. At October 31, 2011 the Company had no uncertain tax positions.

Net deferred tax assets consist of the following components as of:

	October 31,	July 31,
	2011	2011
NOL Carryover	$479,169	$340,363
Valuation allowance	(479,169)	(340,363)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at October 31, 2011 and 2010, the Company had no potentially dilutive shares.

STOCK BASED COMPENSATION
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $1,409,321 for the period from June 12, 2008 (inception) to October 31, 2011 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2011 the Company accrued management fees payable of $22,500 to a director of the Company for services as an officer of the Company (2010 - $22,500) and paid $5,180 towards the amounts owing to that director. At October 31, 2011 that same director is owed $126,070. This debt to the director is unsecured, non interest bearing and with no fixed terms of repayment.

The related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 5 - COMMON STOCK

The Company issued 110,000,000 shares of common stock (founder’s shares) for $20,000 cash on June 12, 2008.

During the first quarter ended October 31, 2011:
- 30,000,000 shares of common stock were returned to the Company for cancellation;
- 1,527,753 shares of common stock were issued in settlement of debts of $1,146,950; the company converted within the term of the note, therefore, no gain or loss was recorded on conversion.
- 333,333 shares of common stock were issued for cash of $250,000;
- 200,000 shares of common stock were issued for cash of $50,000;
- 20,000 shares of common stock were issued for cash of $10,000.

NOTE 6 – STOCK PAYABLE

At July 31, 2011 the Company recorded a stock payable of $1,146,950 owing for the development of its website, internet presence and business systems. The amount was part of a convertible line of credit agreement entered into by the Company February 2, 2011 whereby the Company received funds from a lender for approved expenditures in the development of its business plan and includes interest of $59,547. At July 31, 2011 the loan had been converted to shares of common stock of the Company on the basis of the higher of $0.75 per share or fair market value. The Company evaluated the beneficial conversion feature of the line of credit for derivative treatment and it was determined that, pursuant to the conversion terms, there was no beneficial conversion feature or derivative value. During the three months ended October 31, 2011 the Company issued 1,527,753 shares of common stock in settlement of the conversion.

At July 31, 2011 an amount of $181,785 remained available to the Company for draw down and is included in the $1,146,950 line of credit converted to common shares and is recorded as Stock Subscription Receivable. The Company received $75,000 of this receivable during the three months ended October 31, 2011, leaving a Stock Subscription Receivable balance of $106,785 at October 31, 2011.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to October 31, 2011 through the date this report is filed, the Company issued 180,000 shares of common stock for cash received of $45,000.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Takedown Entertainment Inc. and our subsidiary Takedown Fight Media Inc., unless otherwise indicated.

Corporate Overview

Our company was incorporated in the State of Nevada on June 12, 2008 and is an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets. We intend to deliver the MMA fights that people want to see.

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

On January 31, 2011, we entered into a convertible loan agreement with Triumph Capital Inc.  Under the terms of the convertible loan agreement, Triumph has agreed to loan to our company up to $1,000,000.  On July 31, 2011 the loan, in the amount of $1,037,500, was converted into 1,383,333 shares of common stock (includes accrued interest). During the three months ended October 31, 2011 the 1,383,333 shares were issued.

On May 1, 2011, we entered into an agreement with Dr. Allan Noah Fields, whereby Dr. Fields has agreed to serve as a member of our board of directors and provide additional consulting services.  As compensation under the director agreement, we have agreed to issue 5,000 restricted shares of our common stock monthly to be issued every three (3) months during which Dr. Fields sits on our board of directors.  As compensation under the consulting agreement, we have paid $4,000 per month for consulting services for the three months ended October 31, 2011.

On May 12, 2011, we entered into an advertising agreement with Dr. Diego Allende.  Pursuant to the agreement, we have agreed to provide Dr. Allende with a range of advertising services over a 12 month term, including the creation and placement of advertisements in connection with various televised and internet based MMA content.  In consideration for the services, we will receive an aggregate of $300,000 payable in four quarterly installments of $75,000 beginning upon execution of the agreement.  Twenty percent of the compensation will be allocated to overhead expenses with the balance allocated toward our then current advertising placement fees and third party expenses incurred by us.  Any unallocated compensation will be refundable on completion of the term.  The agreement is effective as of May 7, 2011. At October 31, 2011 the Company had earned $150,000 of the contracted amount of which $75,000 has been received and $75,000 is an account receivable.

On July 31, 2011, Triumph provided us with a conversion notice pursuant to an outstanding shareholder loan in the amount of $87,406, which had accrued interest of $20,894 for an aggregate amount due of $108,390.   The loan was converted into 144,420 shares of common stock of our company based on a conversion price of $0.75 and during the three months ended October 31, 2011 the shares were issued.

On August 30, 2011, we entered into a share cancellation agreement with Peter Wudy, a director and officer of our company, for the cancellation of 30,000,000 shares of our common stock held by Mr. Wudy, for no cash consideration. Mr. Wudy continues to hold a further 30,000,000 shares of our common stock.

On September 7, 2011, we entered into a consulting agreement with Radius Consulting, Inc. to provide business development and financial marketing services to our company.  Radius’ primary objectives are to increase the awareness of corporate initiatives, introduce our company to private, institutional and retail investors, generate media coverage and manage day-to-day shareholder inquiries.  Radius will receive compensation of $2,500 per month for a period of 90 days.

Takedown Entertainment has now signed Letters of Intent with over sixty International premier MMA organizations and is on target to begin closing final agreements in early 2012, acquiring licensing rights to both future live events and historic archive footage. With a clear business model, Takedown is ideally placed to capitalize on the expanding interest in this worldwide sport. As planned, Takedown entered its Production Phase with the completion of taping at SportFight 30, on Saturday October 22nd, 2011 in Portland, Oregon. Content gathered from this event over the course of a four day shoot will go towards creating the Television Pilot and marketing materials for the upcoming season of “Takedown Fights” — a weekly series featuring the best LIVE MMA Fights from around the world.

Plan of Operation

It is anticipated that funding for our MMA projects will come from one or more of the following: engaging in an offering of our stock; engaging in borrowing; locating a joint venture partner or partners.

We had $16,301 in cash on hand as of October 31, 2011. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

At the beginning of 2011 our company entered into a contract with a third party to create and develop all business planning, design, marketing materials and website development required for us to execute our corporate strategy. The planning documents included a corporate business plan, two year financial projections and a communications plan and strategy, all developed in close coordination between our company and the party. The design and marketing materials include a corporate brochure, a business-to-business brochure, and related collateral materials. The website development included 3 internal websites – corporate, business-to-business and consumer – plus 5 niche topic websites, and all of the required social media accounts.

Results of Operations

	October 31, 2011	July 31, 2011
Current Assets	$94,801	$115,299
Total Assets	$94,801	$115,299
Current Liabilities	$133,957	$131,203
Stockholders' Equity (Deficiency)	$(39,156)	$(15,904)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to October 31, 2011 we have generated only nominal revenues.

Expenses

Our expenses for the three months ended October 31, 2011 were $489,035 compared to $185,135 during the same period in 2010.  The reason for our increase in expenses was the initiation of our business plans and our expenditures to develop our business operations and our business focus.

Net Loss

Our net loss for the three months ended October 31, 2011 was $408,252 compared to $186,883 during the same period in 2010.  The reason for our increase in net loss was the increase in our business operations upon undertaking our business focus.  Our net loss was less than our expenses due to a foreign exchange gain on our monetary transactions and a $75,000 accrual to income pursuant to the Allende advertising contract.

Liquidity and Capital Resources

At October 31, 2011 we had cash of $16,301 on hand (October 31, 2010 - $1,313 cash on hand). We are contemplating raising additional capital to finance our business plans. There can be no assurance that we will be able to raise the required financing. During the three months ended October 31, 2011 we issued 553,333 shares of common stock for cash of $310,000.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

We estimate that our expenses over the next 12 months will be approximately $1,550,000 as described in the table below.  These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Marketing and advertising	12 months	200,000
Business Development	12 months	200,000
Subcontractor and Consulting fees	12 months	1,100,000
General and administrative expenses	12 months	50,000
Total		1,550,000

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

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,550,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at October 31, 2011 and 2010, our company had no potentially dilutive shares.

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

As of October 31, 2011 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

- 1,527,753 shares of common stock were issued in settlement of debts of $1,146,950. All of these shares were issued to one non-US person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.
- August 30, 2011: 333,333 shares of common stock were issued for cash of $250,000 to be used for general working capital. All of these shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933 All of these shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.
- September 19, 2011: 20,000 shares of common stock were issued for cash of $10,000 to be used for general working capital. These shares were issued pursuant to an exemption from registration requirements relying on Section 4(2) of the Securities Act of 1933. These shares were issued pursuant to an exemption from registration requirements relying on Section 4(2) of the Securities Act of 1933.
- October 24, 2011: 200,000 shares of common stock were issued for cash of $50,000 to be used for general working capital. These shares were issued pursuant to an exemption from registration requirements relying on Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).
3.2	By-laws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).
3.3	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on July 1, 2010).
(10)	Material Contracts
10.1	Convertible Loan Agreement dated January 31, 2011 between our company and Triumph Capital Inc. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.2	Director Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.3	Consulting Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.4	Advertising Agreement dated May 12, 2011 between our company and Dr. Diego Allende (Incorporated by reference to our Current Report on Form 8-K filed on May 12, 2011).
10.5	Consulting Agreement dated August 11, 2011 between our company and Radius Consulting, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on August 18, 2011).
10.6	Share Cancellation Agreement dated August 30, 2011 between our company and Peter Wudy (Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2011).
10.7	Consulting Agreement dated September 7, 2011 between our company and Radius Consulting, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2011).
10.8	Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011).
10.9	Form of Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011).
(21)	Subsidiaries of the Registrant
21.1	Takedown Fight Media Inc.
(31)	Section 1350 Certifications
31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKEDOWN ENTERTAINMENT INC.

Date: December 12, 2011	By: /s/ Peter E. Wudy
Peter E. Wudy, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)