Form 10-Q
period 2012-01-31
TAKEDOWN ENTERTAINMENT INC.
filed 2012-03-14
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-54338

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     ☐    YES          ☒     NO

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

82,816,641 common shares issued and outstanding as of March 12, 2012

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	January 31	July 31
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$14,619	$111,799
Account receivable	75,000	-
Prepaid expense	-	3,500
Total current assets	89,619	115,299

Total Assets	$89,619	$115,299

Liabilities
Current liabilities
Accounts payable	$174,011	$22,453
Management fees payable	148,571	108,750

Total current liabilities	322,582	131,203

Total Liabilities	322,582	131,203

Stockholders' Deficiency
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 82,816,641 and 110,000,000 Common Shares Issued and Outstanding as of January 31, 2012 And July 31, 2011, respectively	82,817	110,000
Additional paid-in capital	1,539,133	(90,000)
Stock payable	-	1,146,950
Stock subscription receivable	(106,785)	(181,785)
Deficit accumulated during development stage	(1,748,128)	(1,001,069)
Total stockholders’ deficit	(232,963)	(15,904)

Total liabilities and stockholders’ equity	$89,619	$115,299

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

					June 12, 2008
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		to
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$75,000	$-	$150,000

EXPENSES
Business system development	140,810	39,000	478,081	195,000	1,133,747
Events	6,531	-	90,983	-	90,983
Mineral claim impairment loss	-	-	-	-	20,000
Professional fees	13,790	8,194	31,662	14,312	186,599
Consulting fees	120,000	45,000	132,500	45,000	193,622
Management fees	48,176	22,500	77,251	45,000	186,001
Office	9,500	490	17,365	1,007	33,412
Investor relations	-	-	-	-	-
Total Expenses	338,807	115,184	827,842	300,319	1,844,364

Net loss from Operations before Other Expense:	(338,807)	(115,184)	(752,842)	(300,319)	(1,694,364)
Foreign exchange gain	-	-	5,783	-	5,783
Interest on debt		(1,748)	-	(3,496)	(59,547)

Net loss before income tax	(338,807)	(116,932)	(747,059)	(303,815)	(1,748,128)
Provision for income tax	-	-	-	-	-

Net Loss	$(338,807)	$(116,932)	$(747,059)	$(303,815)	$(1,748,128)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	82,606,134	110,000,000	86,808,761	110,000,000

The accompanying condensed notes are an integral part of these financial statements.

 TAKEDOWN ENTERTAINMENT INC.
(a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to January 31, 2012 - unaudited
(Stated in US Dollars)

							Deficit
							Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Exploration	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	110,000,000	$110,000	$(90,000)	$-	$-	$-	$20,000

Net Loss for period						(81,747)	(81,747)
Balance, July 31, 2008	110,000,000	$110,000	$(90,000)	$-	$-	$(81,747)	$(61,747)

Net Loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	110,000,000	$110,000	$(90,000)	$-	$-	$(115,984)	$(95,984)

Net Loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	110,000,000	$110,000	$(90,000)	$-	$-	$(171,091)	$(151,091)

Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net Loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	110,000,000	$110,000	$(90,000)	$1,146,950	$(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-	-
Issuance of shares for debt settlement	1,527,753	1,528	1,145,422	(1,146,950)	75,000	-	75,000
Issuance of shares for cash	1,288,888	1,289	453,711	-	-	-	455,000
Net loss for the six month period	-	-	-	-	-	(747,059)	(747,059)
Balance, January 31, 2012	82,816,641	$82,817	$1,539,153	$-	$(106,785)	$(1,748,128)	$(232,963)

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(unaudited)

	For the six months ended January 31, 2012	For the six months ended January 31, 2011	From inception (June 12, 2008) to January 31, 2012
Operating Activities
Net loss	$(747,059)	$(303,815)	$(1,748,128)
Changes in:
Account receivable	(75,000)	-	(75,000)
Prepaid expenses	3,500	-	-
Accounts payable	151,558	260,859	181,914
Management fees payable	45,000	45,000	153,930
Accrued interest and fees	(5,179)	(2,004)	46,282
Net cash used in operating activities	(627,180)	40	(1,441,002)

Investing Activities
Net cash used in investing activities	$-	$-	$-

Financing Activities
Proceeds from Shareholder Loan	-	-	87,406
Proceeds from shares issued for cash	455,000	-	455,000
Convertible loan subscription	75,000	-	893,215
Proceeds from common stock issued to founder	-	-	20,000
Net cash provided by financing activities	$530,000	$-	$1,455,621

Change in cash for the period	(97,180)	40	14,619
Cash at beginning of period	111,799	-	-
Cash at end of period	$14,619	$40	$14,619

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Conversions of debt	$-	$-	$1,146,950
Cancellation of common shares	$30,000	$-	$30,000

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(a development stage company)
Footnotes to the Financial Statements
January 31, 2012
(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. (the ‘Company’). The Company is an integrated media and sports entertainment company that acquires, produces and distributes mixed martial arts (MMA) content and programming for North American and International markets.

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

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2012 the Company held $14,619 cash. At the Company’s fiscal year end July 31, 2011 the Company held $111,799 cash.

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

The Company has $1,748,128 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. At January 31, 2012 the Company had no uncertain tax positions.

Net deferred tax assets consist of the following components as of:

	January 31,	July 31,
	2012	2011
NOL Carryover	$594,363	$340,363
Valuation allowance	(594,363)	(340,363)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at January 31, 2012 the Company had no potentially dilutive shares (2011 – nil).

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $1,748,128 for the period from June 12, 2008 (inception) to January 31, 2012 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2012 the Company accrued management fees payable of $45,000 to a director of the Company for services as an officer of the Company (2011 - $45,000) and paid $5,180 towards the amounts owing to that director. At January 31, 2012 that same director is owed $148,571. This debt to the director is unsecured, non interest bearing and with no fixed terms of repayment.

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
- 220,000 shares of common stock were issued for cash of $60,000;

During the second quarter ended January 31, 2012:

-180,000 shares of common stock were issued for cash of $45,000;
-555,555 shares of common stock were issued for cash of $100,000.

STOCK OPTIONS
The Company has in place a stock option plan for the benefit of consultants and employees, if any.

As at January 31, 2012 the Company had not granted any options to acquire common shares under the plan.

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

At July 31, 2011 an amount of $181,785 remained available to the Company for draw down and is included in the $1,146,950 line of credit converted to common shares and is recorded as Stock Subscription Receivable. The Company received $75,000 of this receivable leaving a Stock Subscription Receivable balance of $106,785 at January 31, 2012.

NOTE 7 – SUBSEQUENT EVENTS

Effective February 8, 2012 the Company signed a convertible loan agreement whereby the Company will borrow from the lender up to US$500,000 (the “Loan”), with the following material terms:
-	the Loan is convertible into common shares of the Company at a conversion price set at 75% of the average closing bid prices for the ten trading days immediately preceding the conversion date;
-	bears interest at 7.5% per annum; and
-	the principal amount of the Loan is due and payable five years from the date of advancement of the Loan.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Takedown Entertainment Inc. and our subsidiary Takedown Fight Media Inc., a Nevada corporation, unless otherwise indicated.

Corporate Overview

Our company was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc., with the intention of carrying on business as a mineral exploration company. On June 30, 2010 we changed our name to Takedown Entertainment Inc., to better reflect a change of business direction. In addition, on June 30, 2010 we effected a forward split of our issued and authorized shares on the basis of five new shares for one old share. Our company is an integrated media and sports entertainment company.

The Business of Takedown

The principal business of Takedown is to deliver the best classic and live mixed martial arts (“MMA”) fights from around the world to a global audience of fight fans. Takedown identified a tremendous opportunity to acquire media rights to fight archives and future fights, along with live event ad inventory, from the world’s leading MMA fight promotions, and generate revenue via ad sales and distribution. Takedown streamlines the production, distribution, sales and marketing process for MMA fight promoters and content producers, and provides a single cost-effective source of programming for broadcasters and digital media platforms. Takedown is fast becoming the world’s largest aggregator and distributor of MMA content.

Takedown 2011: Establishing a Solid Foundation

Takedown established three primary goals at the beginning of 2011:

1) build a powerful international team of advisors and management,

2) develop relationships with the world’s best MMA fight promoters, and

3) determine optimal production and distribution strategies; Takedown was successful in achieving each of these goals.

Takedown was joined by experienced personnel including MMA legends Matt Lindland and Matt Hume, renowned fight doctors Dr. Allan Fields and Dr. Diego Allende, and key management including MMA agent Ken Pavia, UK MMA publicist Zara Shirwan, and MMA fighter Bill Mahood. These individuals facilitated the signing of over 50 letters of intent to acquire rights from the world’s leading MMA fight promotions with 50 more in development. Takedown also developed relationships with production suppliers, International broadcasters and digital media distributors, who assisted in the planning and execution of a television pilot and the final production and distribution strategy.

Takedown finished the year developing products, pursuing financing, and conducting due diligence with each of the 50+ MMA fight promotions which included archived fight content review, 2012 fight schedule organization, and rights and clearances research. Product development strategies reached late stages, as did supplier and distributor negotiations, and the securing of a $500,000 line of credit to support operations.

Takedown 2012: More Fights, More Fans, More Revenue

Takedown has established five main objectives for 2012 and it promises to be an exciting year:

1) develop further relationships with MMA fight promoters and sign final rights agreements,

2) expand the management team with experts in production, distribution and sports entertainment,

3) secure International broadcast, pay-per-view and digital media distribution agreements,

4) launch a complete portfolio of revenue generating programming and products, and

5) market the Takedown brand to a global audience of MMA fight fans.

While MMA is recognized as the fastest growing sport on the planet, it is still very young. Takedown is well positioned to take advantage of a fragmented global market of MMA fight promotions, dominate the space through media rights consolidation, and ultimately bring fans “The Best MMA Fights from Around the World!”

On February 8, 2011, we entered into a convertible loan agreement with Triumph Capital Inc. Under the terms of the convertible loan agreement, Triumph Capital Inc. has agreed to loan our company up to US$500,000. The loan is convertible into shares of common stock at a conversion price set at 75% of the average closing bid prices for the ten trading days immediately preceding the conversion date. The loan will bear interest at 7.5% per annum. The principal amount of the loan is due and payable five years from the advancement date.

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

On July 31, 2011, Triumph provided us with a conversion notice pursuant to an outstanding shareholder loan in the amount of $87,406, which had accrued interest of $20,894 for an aggregate amount due of $108,390.   The loan was converted into 144,420 shares of common stock of our company based on a conversion price of $0.75 and the shares were issued.

On August 30, 2011, we entered into a share cancellation agreement with Peter Wudy, a director and officer of our company, for the cancellation of 30,000,000 shares of our common stock held by Mr. Wudy, for no cash consideration. Mr. Wudy continues to hold a further 30,000,000 shares of our common stock.

Plan of Operations

It is anticipated that funding for our MMA projects will come from one or more of the following: engaging in an offering of our stock; engaging in borrowing; locating a joint venture partner or partners.

We had $14,619 in cash on hand as of January 31, 2012. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

At the beginning of 2011 our company entered into a contract with a third party to create and develop all business planning, design, marketing materials and website development required for us to execute our corporate strategy. The planning documents included a corporate business plan, two year financial projections and a communications plan and strategy, all developed in close coordination between our company and the party. The design and marketing materials include a corporate brochure, a business-to-business brochure, and related collateral materials. The website development included: three internal websites – corporate, business-to-business and consumer – plus five niche topic websites, and all of the required social media accounts.

Results of Operations

	January 31, 2012	July 31, 2011
Current Assets	$89,619	$115,299
Total Assets	$89,619	$115,299
Current Liabilities	$322,582	$131,203
Stockholders' Equity (Deficiency)	$(232,963)	$(15,904)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to January 31, 2012 we have generated only nominal revenues.

Expenses

Our expenses for the three months ended January 31, 2012 were $338,807 compared to $115,184 during the same period in 2011.  Our expenses for the six months ended January 31, 2012 were $827,842 compared to $300,319 during the same period in 2011.  The reason for our increase in expenses was the initiation of our business operations upon undertaking our new business focus.

Net Loss

Our net loss for the three months ended January 31, 2012 was $338,807 compared to $116,932 during the same period in 2011.  Our net loss for the six months ended January 31, 2012 was $747,059 compared to $303,319 during the same period in 2011.  The reason for our increase in net loss was the initiation of our business operations upon undertaking our new business focus. Our net loss was less than our expenses due to a foreign exchange gain on our monetary transactions and a $75,000 accrual to income pursuant to the Allende advertising contract.

Liquidity and Capital Resources

At January 31, 2012 we had cash of $14,619 on hand (January 31, 2011 - $40 cash on hand). We are contemplating raising additional capital to finance our business plans. There can be no assurance that we will be able to raise the required financing. During the six months ended January 31, 2012 we issued 1,488,888 shares of common stock for cash of $455,000.

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

Effective February 8, 2012, our company signed a convertible loan agreement whereby our company will borrow from the lender up to US$500,000, with the following material terms:

-	the loan is convertible into common shares of our company at a conversion price set at 75% of the average closing bid prices for the ten trading days immediately preceding the conversion date;

-	bears interest at 7.5% per annum; and

-	the principal amount of the loan is due and payable five years from the date of advancement of the loan.

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

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at January 31, 2012 our company had no potentially dilutive shares (2011 – nil).

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

- October 26, 2011: 200,000 shares of common stock were issued for cash of $50,000 to be used for general working capital. These shares were issued pursuant to an exemption from registration requirements relying on Section 4(2) of the Securities Act of 1933.

- November 15, 2011: 180,000 shares of common stock were issued for cash of $45,000 to be used for general working capital. These shares were issued pursuant to an exemption from registration requirements relying on Section 4(2) of the Securities Act of 1933.

- November 30, 2011: 555,555 shares of common stock were issued for cash of $100,000 to be used for general working capital. These shares were issued pursuant to an exemption from registration requirements relying on Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).
3.2	By-laws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).
3.3	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on July 1, 2010).
(10)	Material Contracts
10.1	Director Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.2	Consulting Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.3	Advertising Agreement dated May 12, 2011 between our company and Dr. Diego Allende (Incorporated by reference to our Current Report on Form 8-K filed on May 12, 2011).
10.4	Share Cancellation Agreement dated August 30, 2011 between our company and Peter Wudy (Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2011).
10.5	Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011).
10.6	Form of Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011).
10.7	Convertible Loan Agreement dated February 8, 2012 between our company and Triumph Capital Inc (Incorporated by reference to our Current report on Form 8-K filed on February 8, 2012).
(21)	Subsidiaries of the Registrant
21.1	Takedown Fight Media Inc., a Nevada corporation.
(31)	Section 1350 Certifications
31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* **
Filed herewith.

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

TAKEDOWN ENTERTAINMENT INC.

Date: March 14, 2012	By: /s/ Peter E. Wudy
Peter E. Wudy, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)