Form 10-Q
period 2012-04-30
TAKEDOWN ENTERTAINMENT INC.
filed 2012-05-25
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

82,816,641 common shares issued and outstanding as of May 25, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	April 30	July 31
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$40,784	$111,799
Prepaid expense	-	3,500
Total current assets	40,784	115,299

Total Assets	$40,784	$115,299

Liabilities
Current liabilities
Accounts payable	$259,655	$22,453
Management fees payable	123,192	108,750

Total current liabilities	382,847	131,203
Loans payable to related party	170,000	-

Total Liabilities	552,847	131,203

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 82,816,641 and 110,000,000 Common Shares Issued and Outstanding as of April 30, 2012 and July 31, 2011, respectively	82,817	110,000
Additional paid-in capital	1,540,105	(90,000)
Stock payable	-	1,146,950
Stock subscription receivable	(106,785)	(181,785)
Deficit accumulated during development stage	(2,028,200)	(1,001,069)
Total stockholders’ deficit	(512,063)	(15,904)

Total liabilities and stockholders’ deficit	$40,784	$115,299

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

					June 12, 2008
					(Date of
					Inception)
	Three Months Ended		Nine Months Ended		to
	April 30,		April 30,		April 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$75,000	$-	$150,000

EXPENSES
Business system development	185,291	81,166	663,372	276,166	1,319,038
Events	-	-	90,983	-	90,983
Mineral claim impairment loss	-	-	-	-	20,000
Professional fees	12,852	27,383	44,514	41,695	199,451
Consulting fees	-	10,000	132,500	55,000	193,622
Management fees	22,500	22,500	97,375	67,500	208,501
Office and administration	58,457	1,402	78,178	2,409	91,849
Total Expenses	279,100	142,451	1,106,922	442,770	2,123,444

Net loss from Operations before Other Expense:	(279,100)	(142,451)	(1,031,922)	(442,770)	(1,973,444)
Foreign exchange gain (loss)	(20)	-	5,763	-	5,763
Interest on debt	(972)	(4,280)	(972)	(7,776)	(60,519)

Net loss before income tax	(280,092)	(146,731)	(1,027,131)	(450,546)	(2,028,200)
Provision for income tax	-	-	-	-	-

Net Loss	$(280,092)	$(146,731)	$(1,027,131)	$(450,546)	$(2,028,200)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	82,816,641	110,000,000	85,523,630	110,000,000

The accompanying condensed notes are an integral part of these financial statements.

TAKEDOWN ENTERTAINMENT INC.
(a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to April 30, 2012 - unaudited
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Exploration	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	110,000,000	$110,000	$(90,000)	$-	$-	$-	$20,000

Net Loss for period						(81,747)	(81,747)
Balance, July 31, 2008	110,000,000	$110,000	$(90,000)	$-	$-	$(81,747)	$(61,747)

Net Loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	110,000,000	$110,000	$(90,000)	$-	$-	$(115,984)	$(95,984)

Net Loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	110,000,000	$110,000	$(90,000)	$-	$-	$(171,091)	$(151,091)

Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net Loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	110,000,000	$110,000	$(90,000)	$1,146,950	$(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(30,000,000)	(30,000)	30,000	-	-	-	-
Issuance of shares for debt settlement	1,527,753	1,528	1,145,422	(1,146,950)	75,000	-	75,000
Issuance of shares for cash	1,288,888	1,289	453,711	-	-	-	455,000
Imputed interest	-	-	972	-	-	-	972
Net loss for the nine month period	-	-	-	-	-	(1,027,131)	(1,027,131)
Balance, April 30, 2012	82,816,641	$82,817	$1,540,105	$-	$(106,785)	$(2,028,200)	$(512,063)

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(unaudited)

	For the nine months ended April 30, 2012	For the nine months ended April 30, 2011	From inception (June 12, 2008) to April 30, 2012
Operating Activities
Net loss	$(1,027,131)	$(450,546)	$(2,028,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	972	-	972
Changes in:
Prepaid expenses	3,500	(3,500)	-
Accounts payable	237,224	(5,091)	267,718
Management fees payable	14,420	67,500	123,170
Accrued interest and fees	-	2,244	51,503
Net cash used in operating activities	(771,015)	(389,393)	(1,584,837)

Investing Activities
Net cash used in investing activities	$-	$-	$-

Financing Activities
Proceeds from Shareholder Loan	-	-	87,406
Proceeds from shares issued for cash	455,000	-	455,000
Loans payable to related party	170,000	-	170,000
Convertible loan subscription	75,000	391,222	893,215
Proceeds from common stock issued to founder	-	-	20,000
Net cash provided by financing activities	$700,000	$391,222	$1,625,621

Change in cash for the period	(71,015)	1,829	40,784
Cash at beginning of period	111,799	-	-
Cash at end of period	$40,784	$1,829	$40,784

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Conversions of debt	$-	$-	$1,146,950
Cancellation of common shares	$30,000	$-	$30,000

The accompanying condensed notes are an integral part of these financial statements

TAKEDOWN ENTERTAINMENT INC.
(a development stage company)
Footnotes to the Financial Statements
April 30, 2012
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

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2012 the Company held $40,784 cash. At the Company’s fiscal year end July 31, 2011 the Company held $111,799 cash. There were no cash equivalents at these dates.

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

The Company has $2,028,200 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. At April 30, 2012 the Company had no uncertain tax positions.

Net deferred tax assets consist of the following components as of:

	April 30,	July 31,
	2012	2011
NOL Carryover	$689,257	$340,363
Valuation allowance	(689,257)	(340,363)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at April 30, 2012 the Company had no potentially dilutive shares (2011 – nil).

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $2,028,200 for the period from June 12, 2008 (inception) to April 30, 2012 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2012 the Company accrued management fees payable of $67,500 to a director of the Company for services as an officer of the Company (2011 - $67,500) and paid $53,080 towards the amounts owing to that director. At April 30, 2012 that same director is owed $123,192. This debt to the director is unsecured, non interest bearing and with no fixed terms of repayment.

A shareholder advanced $170,000 to the Company as a loan with no fixed terms of repayment and non interest bearing. At April 30, 2012 the Company recorded $972 in imputed interest expense and a credit to Additional Paid in Capital.

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

During the third quarter ended April 30, 2012:

-no shares of common stock were issued

STOCK OPTIONS
The Company has in place a stock option plan for the benefit of consultants and employees, if any.

The Company had not granted any options to acquire common shares under the plan at April 30, 2012 (2011 – nil).

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

At July 31, 2011 an amount of $181,785 remained available to the Company for draw down and is included in the $1,146,950 line of credit converted to common shares and is recorded as Stock Subscription Receivable. The Company received $75,000 of this receivable leaving a Stock Subscription Receivable balance of $106,785 at April 30, 2012.

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

Corporate Overview

Our company was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. On June 30, 2010 we changed our name to Takedown Entertainment Inc. to better reflect a change of business direction. In addition, on June 30, 2010 we    forward split our issued and authorized shares on the basis of five new shares for one old share.

The Business of Takedown

Our company is an integrated media and sports entertainment company. Our principal business is to deliver the best classic and live mixed martial arts (“MMA”) fights from around the world to a global audience of fight fans. Takedown identified an opportunity to acquire media rights to fight archives and future fights, along with live event inventory, from the world’s leading MMA fight promotions, and generate revenue via advertising sales and distribution. Takedown streamlines the production, distribution, sales and marketing process for MMA fight promoters and content producers, and provides a single cost-effective source of programming for broadcasters and digital media platforms. Takedown is fast becoming an aggregator and distributor of MMA content.

Takedown 2012: More Fights, More Fans, More Revenue

Takedown has established five main objectives for 2012:

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

Since we last reported Takedown is signing final license and distribution agreements with MMA promotions in North America and around the world at an average of two per week. This steady growth is sustainable in the coming quarter and through to the end of the year. Distribution agreements for broadcast, pay-per-view and digital media are also being signed in tandem with pace of agreements from MMA promotions. This combination of activity is naturally generating the Takedown programming desired by our international agents and distributors. The effect is that Takedown is fast becoming a recognizable name as a premiere supplier of mixed martial arts content on a global scale.

While MMA is recognized as a fast growing sport, it is still very young. Takedown is well positioned to take advantage of a fragmented global market of MMA fight promotions, dominate the space through media rights consolidation, and ultimately bring fans “The Best MMA Fights from Around the World!”

On January 31, 2011, we entered into a convertible loan agreement with Triumph Capital Inc.  Under the terms of the convertible loan agreement, Triumph loaned to our company $1,000,000.  On July 31, 2011 the loan, in the amount of $1,037,500, was converted into 1,383,333 shares of common stock (includes accrued interest). During the three months ended October 31, 2011 the 1,383,333 shares were issued.

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

We had $45,570 in cash on hand as of April 30, 2012. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

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

Results of Operations

	April 30, 2012	July 31, 2011
Current Assets	$40,784	$115,299
Total Assets	$40,784	$115,299
Current Liabilities	$382,847	$131,203
Total Liabilities	$552,847	$131,203
Stockholders' Equity (Deficiency)	$(512,063)	$(15,904)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2012 we have generated only nominal revenues.

Expenses

Our expenses for the three months ended April 30, 2012 were $279,100 compared to $142,451 during the same period in 2011.  Our expenses for the nine months ended April 30, 2012 were $1,106,922 compared to $442,770 during the same period in 2011.  The reason for our increase in expenses was the initiation of our business operations upon undertaking our new business focus.

Net Loss

Our net loss for the three months ended April 30, 2012 was $280,092 compared to $146,731 during the same period in 2011.  Our net loss for the nine months ended April 30, 2012 was $1,027,131 compared to $450,546 during the same period in 2011.  The reason for our increase in net loss was the initiation of our business operations upon undertaking our new business focus. Our net loss was less than our expenses due to a foreign exchange gain on our monetary transactions and a $75,000 accrual to income pursuant to the Allende advertising contract.

Liquidity and Capital Resources

At April 30, 2012 we had cash of $40,784 on hand (April 30, 2011 - $1,829 cash on hand). We are contemplating raising additional capital to finance our business plans. There can be no assurance that we will be able to raise the required financing. During the nine months ended April 30, 2012 we issued 1,288,888 shares of common stock for cash of $455,000.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At April 30, 2012 our company had no potentially dilutive shares (2011 – nil).

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

TAKEDOWN ENTERTAINMENT INC.

Date: May 25, 2012	By: /s/ Peter E. Wudy
Peter E. Wudy, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)