Form 10-K
period 2012-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2012-11-30
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

Commission file number 333-153510

GREEN HYGIENICS HOLDINGS INC.
(formerly Takedown Entertainment Inc.)

 (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2801338
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

22 Billiter Street, City of London, London UK EC3M 2RY
 (Address of Principal Executive Offices & Zip Code)

UK: +44 20 3318 8590     -       US: 310 995 1070
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting common equity held by non-affiliates as of November 30, 2012:  $25,000 approximately

As of November 28, 2012 the registrant had 56,133 shares of common stock issued and outstanding.

TAKEDOWN ENTERTAINMENT INC.

Part I

Item 1. Business

COMPANY OVERVIEW

Green Hygienics Holdings Inc. (the Company) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. and issued 22,000,000 shares of common stock on June 12, 2008 for cash of $20,000.   On June 30, 2010 the Company changed its name to Takedown Entertainment Inc and forward split its issued and authorized shares on the basis of five new shares for one old share (5:1) on the same date. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. and, on the same date, reverse split both its authorized and its issued and outstanding shares of common stock on a two thousand old for one new basis (1:2000) such that its authorized capital decreased from 375,000,000 to 187,500 shares of common stock.

During 2008 the Company staked one mineral claim located 100 km northwest of Vancouver, British Columbia and acquired a molybdenum property comprised of one mineral claim located approximately 35 kilometers north of Vancouver, British Columbia. Due to a lack of funding, we were unable to proceed with the exploration of the properties, and mineral property costs of $20,000 were expensed during 2009. We did not proceed with further exploration of the mineral claims due to a determination that the results of our initial geological program did not generate investor interest in the claims and we were unable to finance further exploration. Both properties have since been abandoned by the Company.

During the years 2009 thru 2012 the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. The Company was never able to close asset acquisition agreements due to a lack of funding.

The Company has no current intention of disposing of its mixed martial arts “Takedown" business. However, the Company has been unable to raise additional capital to further the business and has been looking at all opportunities to maintain and enhance shareholder value, which may include a possible disposition of its current operations and/or entering into a potential business combination. The Company has been in negotiations with one potential business combination candidate. However, no definitive agreements have yet been entered into. The Company had been advised that a precondition to entry into any such agreement was that the Company change its name to one acceptable to the other party.  As result, the Company has taken such steps as required to change its name, however they can be no assurances that a definitive agreement will be entered into or that a subsequent transaction will be closed.

We had $0 in cash reserves as of the year ended July 31, 2012. We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $10,000 per month to continue with our business development.

We are contemplating raising additional capital to finance our business operations. No final decisions regarding financing have been made at this time. It is anticipated that funding for the Company will come from one or more of the following means: engaging in an offering of our stock; engaging in borrowing; locating a joint venture partner or partners.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

During the years 2009 thru 2012 the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. The Company was never able to close asset acquisition agreements due to a lack of funding. We do not currently have any products or services. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for materials and there is no need for government approval of our products and services.

MARKETS AND CUSTOMERS

According to the directors of the Company: - Mixed Martial Arts (MMA) is an international sport with mainstream acceptance: MMA events, featuring athletes using a variety of fighting styles including boxing, jiu jitsu and wrestling have seen growth over the last five years;  In 2009, total MMA pay-per-view revenues reached $450 million USD as compared to HBO Boxing at $175 million USD and WWE at $80 million USD; Add to that the revenue earned from live event ticket sales, television licensing, home video, merchandise and sponsorship, and the MMA industry is becoming the competition, with estimates of the global MMA market being a $1 billion USD industry. The Company continues to search for funding to continue its business.

COMPETITION

The entertainment industry is highly competitive. Competitors will include the Ultimate Fighting Championship (UFC), Strikeforce, ProElite, and other independent media companies and individual producers and operators, most of which will have financial resources, personnel and facilities substantially greater than we have. We will face competition for the acquisition of broadcast rights and media network time.

REGULATIONS

We expect that our operations will comply in all respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the media and entertainment industry.

EMPLOYEES

The Company, through its division Takedown Fight Media has assembled a team of senior executives who continue to advise the Company. Currently, Green Hygienics has no employees.

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

If we do not obtain additional financing, our business will fail because we will be unable to fund even the administration of our minimal operations. In order for the Company to continue we need to obtain additional financing. As of July 31, 2012 we had $0 cash on hand. We currently have limited operations.

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

We have yet to earn continuous or sufficient revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result there is substantial doubt about our ability to continue as a going concern. We have accumulated net losses of $2,239,123 for the period from inception June 12, 2008 to July 31, 2012 and have insufficient revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Applicable sec rules governing the trading of "penny stocks" will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock. Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and which regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the FINRA system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

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

Item 2. Properties

We currently do not own any physical property or own any real property.  Our principal executive office is located at:  22 Billiter Street, City of London, London UK and our operations office is located at 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the year ended July 31, 2012.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

As of the date of this report we have approximately 18 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

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

We incurred operating losses of $2,239,123 from date of incorporation June 12, 2008 to the year ended July 31, 2012. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. Our net loss for the year ending July 31, 2012 was $1,238,054.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2012, 2011, 2010 and 2009 and the period from inception June 12, 2008 to July 31, 2008.

Balance Sheet Data:	2012	2011	2010	2009	2008
Cash	$0	$111,799	$0	$0	$0
Total assets	$0	$297,084	$0	$0	$0
Total liabilities	$612,744	$131,203	$151,091	$95,984	$61,747
Shareholders' (deficit)	$(612,744)	$(15,904)	$(151,091)	$(95,984)	$(61,747)

Liquidity and Capital Resources

Our cash balance at July 31, 2012 was $0 (2011- $111,799) with outstanding liabilities of $612,744 (2011 - $131,203).

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

Item 8. Financial Statements

FINANCIAL STATEMENTS
Green Hygienics Holdings Inc.
(formerly Takedown Entertainment Inc.)
July 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Green Hygienics Holdings Inc.
(formerly known as Takedown Entertainment, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Green Hygienics Holdings Inc. (a development stage company, formerly known as Takedown Entertainment, Inc.) as of July 31, 2012 and 2011 the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 2012 and 2011 and for the period from June 12, 2008 (inception) through July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Hygienics Holdings Inc., as of July 30, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
November 28, 2012

GREEN HYGIENICS HOLDINGS INC
(formerly Takedown Entertainment Inc)
(a development stage company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	July 31	July 31
	2012	2011
Assets
Current assets
Cash	$-	$111,799
Prepaid expense	-	3,500
Total current assets	-	115,299

Total Assets	$-	$115,299

Liabilities
Current liabilities
Accounts payable	$267,240	$22,453
Management fees payable	132,504	108,750
Loans payable	213,000	-
Accrued interest	-	-
Total current liabilities	612,744	131,203

Total Liabilities	612,744	131,203

Stockholders' Deficit
Common Stock, $0.001 par value 187,500 Common Shares Authorized 42,133 Shares Issued and Outstanding	42	55
Additional paid-in capital	1,626,337	19,945
Stock payable	-	1,146,950
Stock subscription receivable	-	(181,785)
Deficit accumulated during development stage	(2,239,123)	(1,001,069)
Total stockholders' deficit	(612,744)	(15,904)

Total liabilities and stockholders' deficit	$-	$115,299

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC
(formerly Takedown Entertainment Inc)
(a development stage company)
Statements of Operations
(Stated in US Dollars)

	For the year ending	For the year ending	From inception (June 12, 2008) to
	July 31 2012	July 31 2011	July 31 2012

Revenue	$75,000	$75,000	$150,000

Expenses
Mining claims	-	-	20,000
Business and systems development	798,226	655,666	1,453,892
Accounting and professional Fees	68,291	54,243	223,229
Consulting fees	139,875	55,000	200,997
Management fees	90,000	90,000	198,750
Filing and transfer agent fees	12,117	2,839	26,576
Office	98,956	1,093	100,543
Total Expenses	1,207,465	858,841	2,223,987

Loss from operations before other expense	(1,132,465)	(783,841)	(2,073,987)
Loss on conversion of debt	(106,785)	-	(106,785)
Foreign exchange	5,625	-	5,625
Interest	(4,429)	(46,137)	(63,976)

Net loss before income tax	(1,238,054)	(829,978)	(2,239,123)
Provision for income tax	-	-	-

Net Loss	$(1,238,054)	$(829,978)	$(2,239,123)

Basic and Diluted Loss per Common Share	$(30.15)	$(15.09)

Weighted Average Number of Common Shares	41,067	55,000

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC
(formerly Takedown Entertainment Inc)
(a development stage company)
Statements of Cash Flows
(Stated in US Dollars)

	For the year ending	For the year ending	From inception (June 12, 2008) to
	July 31, 2012	July 31, 2011	July 31, 2012
Cash Flow From Operating Activities
Net loss	$(1,238,054)	$(829,978)	$(2,239,123)
Adjustments to reconcile net loss to net cash used:
Imputed interest	4,429	-	4,429
Loss on conversion of debt	106,785	-	106,785
Changes in:
Prepaid expense	3,500	(3,500)	-
Accounts payable	244,787	(989)	275,323
Management fees payable	23,754	90,000	132,504
Conversion of debt	75,000	818,215	893,215
Accrued interest	0	38,051	51,461
Net cash used in operating activities	(779,799)	111,799	(775,406)

Cash Flow FromInvesting Activities
Net cash used in investing activities	-	-	-

Cash Flow From Financing Activities
Proceeds from shareholder loan	-	-	87,406
Loans payable to related party	213,000	-	213,000
Proceeds from shares issued for cash	455,000	-	455,000
Proceeds form shares issued to founders	-	-	20,000
Net cash provided by financing activities	668,000	-	775,406

Change in cash for the period	(111,799)	111,799	-
Cash at beginning of period	111,799	-	-
Cash at end of period	$-	$111,799	$-

Cash paid for:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Conversion of debt	$-	$1,146,950	$1,146,950

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC
(formerly Takedown Entertainment Inc)
(a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to July 31, 2012
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Exploration	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	55,000	$55	$19,945	$-	-	$-	$20,000

Net Loss for period						(81,747)	(81,747)
Balance, July 31, 2008	55,000	$55	$19,945	$-	-	$(81,747)	$(61,747)

Net Loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	55,000	$55	$19,945	$-	-	$(115,984)	$(95,984)

Net Loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	55,000	$55	$19,945	$-	-	$(171,091)	$(151,091)
Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net Loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	55,000	$55	$19,945	$1,146,950	(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(15,000)	(15)	15	-	-	-	-
Issuance of shares for debt settlement	764	1	1,146,949	(1,146,950)	181,785	-	181,785
Issuance of shares for cash	1,369	1	454,999	-	-	-	455,000
Imputed interest	-	-	4,429	-	-	-	4,429
Net loss for year	-	-	-	-	-	(1,238,054)	(1,238,054)
Balance, July 31, 2012	42,133	$42	$1,626,337	$-	-	$(2,239,123)	$(612,744)

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC
(formerly Takedown Entertainment Inc)
(a development stage company)
Footnotes to the Financial Statements
For the year ended July 31, 2012
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus to mixed martial arts media entertainment. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. but has maintained its focus on mixed martial arts and media entertainment.

The Company is an integrated media and sports entertainment company, organized to acquire, produce and distribute mixed martial arts (MMA) content and programming for North American and International markets. Takedown will license and acquire certain rights from select MMA fight organizations including live fight footage, brands & trademarks, digital media & content, consumer products, merchandise and advertising and sponsorship representation, then leverage these rights across media outlets and distribution channels. The Company has been unable to raise additional capital to further the business and has been looking at all opportunities to maintain and enhance shareholder value, which may include a possible disposition of its current operations and/or entering into a potential business combination. The Company has been in negotiations with one potential business combination candidate. However, no definitive agreements have yet been entered into. The Company had been advised that a precondition to entry into any such agreement was that the Company change its name to one acceptable to the other party.  As result, the company has taken such steps as required to change its name, however they can be no assurances that a definitive agreement will be entered into or that a subsequent transaction will be closed.

CONCENTRATIONS AND ECONOMIC DEPENDENCE

During the years ended July 31, 2012 and 2011 one customer accounted for 100% of the Company's revenue.

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
Revenue was earned for the placement of product endorsements in the filming of a promotion that was carried on to the pre-production stage by the Company.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2012 the Company had $0 in cash or cash equivalents (July 31, 2011, cash of $111,799).

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

The Company has $2,239,123 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended July 31, 2012 and had no uncertain tax positions as at July 31, 2012:

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2012	2011
NOL Carryover	$761,302	$340,363
Valuation allowance	(761,302)	(340,363)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2012 and 2011, the Company had no potentially dilutive shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,239,123for the period from June 12, 2008 (inception) to July 31, 2012 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder loaned the Company $0, $0, $1,256, $26,150 and $60,000 during the periods ended July 31, 2012, 2011, 2010, 2009 and 2008.  This loan was paid out during the year 2012. Interest at 8% totaling $ $8,634, $6,446, $6,657 and $307 for the years and period ended July 31, 2011, 2010, 2009 and 2008, respectively, has been imputed on the outstanding amounts. (see also note 5 – loans payable and note 7 – stock payable)

During the year ended July 31, 2012 the Company accrued management fees payable of $90,000 to a director of the Company for services as an officer of the Company (2011 - $90,000) and paid $0 to a director in compensation for services provided (2011- $12,000).

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. (see also note 5 – loans payable)

NOTE 5 – LOANS PAYABLE

Funds advanced against a loan agreement are repayable on or before July 24, 2013. At July 31, 2012 the Company had received $213,000 from a related party, unsecured and non- interest bearing. The Company imputed $4,429  in deemed interest and credited to Additional Paid In Capital

NOTE 6 - COMMON STOCK

Effective July 24, 2012 the Company reverse split its common shares on the basis of one new share for each two thousand shares held ( 1 for 2,000). All share amounts have been adjusted retroactively to reflect the reverse split.

The Company issued 55,000 shares of common stock (founder’s shares) for $20,000 cash on June 12, 2008.

During the first quarter ended October 31, 2011:

–15,000 shares of common stock were returned to the Company for cancellation and credited $15 to Additional Paid In Capital;
–764shares of common stock were issued in settlement of debts of $1,146,950; the company converted within the term of the note, with a loss recorded of $106,785.
–353 shares of common stock were issued for cash of $250,000;
–234 shares of common stock were issued for cash of $60,000;

During the second quarter ended January 31, 2012:

–191 shares of common stock were issued for cash of $45,000;
–591 shares of common stock were issued for cash of $100,000.

NOTE 7 – STOCK PAYABLE

At July 31, 2011 the Company recorded a stock payable of $1,146,950 (inclusive of interest of $59,547) owing for the development of its website, internet presence and business systems. The amount was part of a convertible line of credit agreement entered into by the Company February 2, 2011 whereby the Company received funds from a lender for approved expenditures in the development of its business plan and includes interest of $59,547. Any funds advanced to the Company pursuant to the convertible loan agreement were unsecured, due in full February 2, 2016 with interest at 7.5% per annum. At July 31, 2011 the loan was converted to shares of common stock of the Company on the basis of the higher of $0.75 per share or fair market value. The Company evaluated the beneficial conversion feature of the line of credit for derivative treatment and it was determined that, pursuant to the conversion terms, there was no beneficial conversion feature or derivative value. During the year ended July 31, 2012 the Company issued 764 shares of common stock in settlement of the conversion.

Included in the $1,146,950 line of credit converted to common shares was an amount of $106,785 which remained available to the Company for draw down, was recorded as a Stock Subscription Receivable and has been written off as uncollectible.

NOTE 8 – REVENUE

On May 12, 2011 the Company entered into an advertising agreement with Dr. Diego Allende.  Pursuant to the agreement, it was agreed to provide Dr. Allende with a range of advertising services over a 12 month term, including the creation and placement of advertisements in connection with various televised and internet based MMA content.  In consideration for the services, the Company was to receive an aggregate of $300,000 payable in four quarterly installments of $75,000 beginning upon execution of the agreement.  At October 31, 2011 the Company had earned $150,000 of the contracted amount and was unable to complete the balance of the contract, which was terminated by both parties.

NOTE 9 – SUBSEQUENT EVENTS AND CONTINGENCIES

On August 31, 2012 the Company issued 14,000 shares of common stock to the directors of the Company for services rendered to the Company by the directors. The services were fairly valued by both parties at $16,800.

There were no contingent liabilities known to the Company at July 31, 2012.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

There were no reportable disagreements between the Company and M&K CPA’s, the Company’s auditors.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of July 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Peter E. Wudy	56	President, CEO and Director appointed May 11, 2010
Dr. Allan Fields	79	Director, resigned November 22, 2012

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

Dr. Allan Fields is a licensed surgeon based in Hollywood, Florida specializing in general and pelvic surgery since 1973. As a member of the Association of Ringside Physicians, Dr. Fields has supervised hundreds of athletic competitions in combat sports including muay thai, kickboxing, mixed martial arts and boxing. As a member of the board of Green Hygienics, Dr. Fields will help set the overall policy of the Company based on its corporate mission and vision, assuring that all actions are related to and adhere to that mission, as well as providing the guidance and direction to Takedown necessary to assure value to its’ stakeholders.

Dr. Fields resigned his position as a director of the Company November 22, 2012

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

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
·	Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2012:

		Annual Compensation					Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation		Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Donald Gardner	President, (resigned May 11,	2008	$0	$0	$0		$0	$0	$0	$0
	2010) and Director (resigned	2009	$0	$0	$0		$0	$0	$0	$0
	July 19, 2010	2010	$0	$0	$0		$0	$0	$0	$0

Peter E. Wudy	President	2010	$0	$0	$18,750	*	$0	$0	$0	$0
	and director	2011	$0	$0	$90,000	*	$0	$0	$0	$0
	(from May 11, 2010)	2012	$0	$0	$90,000	*	$0	$0	$0	$0

Dr. Alan Fields	Director	2011	$12,000	$0	$0		$0	$0	$0	$0
	Resigned Nov 22, 2012	2012	$12,000	$0	$0		$0	$0	$0	$0

* accrued as payable

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 15, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)
Common Stock	Peter E. Wudy 9107 Wilshire Blvd., Suite 450, Beverly Hills, CA 90210	15,000	*	36.22%

* Mr. Wudy returned to the Company for cancellation 15,000 of his original 30,000 common shares, leaving him 15,000 common shares.

Subsequent to July 31, 2012 Peter E. Wudy received 9,500 shares for services rendered as a director, and DR Allan Fields received 4,500 shares for services rendered as a director.

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2012.

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

Item 14. Principal Accounting Fees and Services

For the year ended July 31, 2012, the total fees charged to the company for audit services, including quarterly reviews, were $11,000
For the year ended July 31, 2011, the total fees charged to the company for audit services, including quarterly reviews, were $8,600
For the year ended July 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $8,500
For the year ended July 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $4,000.
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

November 28, 2012	Green Hygienics Holdings Inc.

/s/ Peter E. Wudy
Peter E. Wudy,
President, Director and (Principal) Chief Executive Officer and Acting Chief Financial Officer