Form 10-Q
period 2012-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2012-12-20
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 333-153510

GREEN HYGIENICS HOLDINGS INC.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 56,133 common shares issued and outstanding as of December 19, 2012

Aggregate market value of voting common equity held by non-affiliates as of December 19, 2012:  $50,000 approximately

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	October 31	July 31
	2012	2012
	(Unaudited)	(Audited)

Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$291,770	$267,240
Management fees payable	153,004	132,504
Loans payable	213,000	213,000
Total current liabilities	657,774	612,744

Total Liabilities	657,774	612,744

Stockholders' Deficiency
Common Stock, $0.001 par value 200,000,000 Common Shares Authorized 56,133 Common Shares Issued (July 31, 2012: 42,133)	56	42
Additional paid-in capital	1,646,580	1,626,337
Deficit accumulated during development stage	(2,304,410)	(2,239,123)
Total stockholders’ deficit	(657,774)	(612,744)

Total liabilities and stockholders’ equity	$-	$-

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

	For the three	For the three	From inception
	months ended October 31, 2012	months ended October 31, 2011	(June 12, 2008) to October 31, 2012
Revenue	$-	$75,000	$150,000

Expenses:
Mining claims	-	-	20,000
Business systems development	-	421,723	1,453,892
Professional fees	8,583	17,872	231,812
Directors fees	16,800	-	16,800
Consulting fees	-	12,500	200,997
Management fees	22,500	29,075	221,250
Filing Fees	5,946	2,175	32,522
Office	8,001	5,690	108,544
Total Expenses	61,830	489,035	2,285,817

Net loss from operations before other :	(61,830)	(414,035)	(2,135,817)
Loss on conversion of debt	-	-	(106,785)
Foreign exchange	-	5,783	5,625
Interest on debt	(3,457)	-	(67,433)
Net loss before income tax	(65,287)	(408,252)	(2,304,410)
Provision for income tax	-	-	-
Net Income (Loss)	$(65,287)	$(408,252)	$(2,304,410)

Basic & Diluted (Loss): per Common Share	(1.29)	(7.42)
Weighted Average Number: of Common Shares	51,466	55,000

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to October 31, 2012 - unaudited
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Development	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	55,000	$55	$19,945	$-	-	$-	$20,000

Net Loss for period						(81,747)	(81,747)
Balance, July 31, 2008	55,000	$55	$19,945	$-	-	$(81,747)	$(61,747)

Net Loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	55,000	$55	$19,945	$-	-	$(115,984)	$(95,984)

Net Loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	55,000	$55	$19,945	$-	-	$(171,091)	$(151,091)
Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net Loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	55,000	$55	$19,945	$1,146,950	(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(15,000)	(15)	15	-	-	-	-
Issuance of shares for debt settlement	764	1	1,146,949	(1,146,950)	181,785	-	181,785
Issuance of shares for cash	1,369	1	454,999	-	-	-	455,000
Imputed interest	-	-	4,429	-	-	-	4,429
Net loss for year	-	-	-	-	-	(1,238,054)	(1,238,054)
Balance, July 31, 2012	42,133	$42	$1,626,337	$-	-	$(2,239,123)	$(612,744)

Issuance of shares for:
Services	14,000	14	16,786				16,800
Imputed interest	-	-	3,457	-	-	-	3,457
Net loss for period	-	-				(65,287)	(65,287)
Balance, October 31, 2012	56,133	$56	$1,646,580	$-	$-	$(2,304,410)	$(657,774)

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(unaudited)

	For the three months ended October 31, 2012	For the three months ended October 31, 2011	From inception (June 12, 2008) to October 31, 2012
Cash Flow from Operating Activities
Net loss	$(65,287)	$(408,252)	$(2,304,410)
Adjustments to reconcile net loss to net cash used:
Services paid with common stock	16,800		16,800
Imputed interest	3,457	-	7,886
Loss on conversion of debt	-	-	106,785
Changes in:
Account receivable	-	(75,000)	-
Accounts payable	24,530	(14,566)	299,853
Management fees payable	20,500	17,320	153,004
Accrued interest and fees	-	-	51,461
Net cash used in operating activities	-	(480,498)	(1,668,621)

Cash Flow from Investing Activities
Net cash used in investing activities	$-	$-	$-

Cash Flow from Financing Activities
Conversion of debt	-	75,000	893,215
Proceeds from Shareholder Loan	-	-	87,406
Loans payable to related party	-	-	213,000
Proceeds from shares issued for cash	-	310,000	455,000
Proceeds from shares issued to founders	-	-	20,000

Net cash provided by financing activities	$-	$385,000	$1,668,621

Change in cash for the period	-	(95,498)	-
Cash at beginning of period	-	111,799	-
Cash at end of period	$-	$16,301	$-

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Services paid with common stock	$16,800	$-	$16,800
Conversions of debt	$-	$-	$1,146,950
Cancellation of common shares	$-	$30,000	$30,000

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (a development stage company)
Footnotes to the Financial Statements
October 31, 2012
Unaudited

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus to mixed martial arts media entertainment. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. but maintained its focus on mixed martial arts and media entertainment.

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

REVENUE RECOGNITION
The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, REVENUE RECOGNITION ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Revenue was earned for the placement of product endorsements. Since inception to the quarter ended October 31, 2012 the Company recorded $150,000 in revenues.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 30, 2012 the Company held $0 cash and July 31, 2012 the Company held $0 cash.

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

The Company has $2,304,410 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. At October 31, 2012 the Company had no uncertain tax positions.

Net deferred tax assets consist of the following components as of:

	October 31,	July 31,
	2012	2012
NOL Carryover	$783,500	$761,302
Valuation allowance	(783,500)	(761,302)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at October 31, 2012 and 2011, the Company had no potentially dilutive shares.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $2,304,410 for the period from June 12, 2008 (inception) to October 31, 2012 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2012 the Company accrued management fees payable of $22,500 to a director of the Company for services as an officer of the Company (2011 - $22,500) and paid $2,000 towards the amounts owing to that director. At October 31, 2012 that same director is owed $153,004. This debt to the director is unsecured, non interest bearing and with no fixed terms of repayment.

On August 31, 2012 the Company issued 14,000 shares of common stock to the directors of the Company for services rendered to the Company by the directors. The services were fairly valued at a fair market value of $16,800.

The related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 5 – LOANS PAYABLE

Funds advanced against a loan agreement are unsecured and non-interest bearing and are repayable on or before July 24, 2013. At October 31, 2012 the Company had received and owes $213,000. For the three months ended October 31, 2012 the Company imputed $3,457 in deemed interest and credited to Additional Paid In Capital (from receipt of funds to July 31, 2012 - $4,429).

NOTE 6 - COMMON STOCK

Effective July 24, 2012 the Company reverse split its common shares on the basis of one new share for each two thousand shares held (1 for 2,000). All share amounts have been adjusted retroactively to reflect the reverse split.

The Company issued 55,000 shares of common stock (founder’s shares) for $20,000 cash on June 12, 2008.

During the first quarter ended October 31, 2011:

–	15,000 shares of common stock were returned to the Company for cancellation and credited $15 to Additional Paid In Capital;
–	764 shares of common stock were issued in settlement of debts of $1,146,950; the Company converted and recognized a loss recorded of $106,785;
–	353 shares of common stock were issued for cash of $250,000;
–	234 shares of common stock were issued for cash of $60,000;

During the second quarter ended January 31, 2012:

-  191 shares of common stock were issued for cash of $45,000;
–	591 shares of common stock were issued for cash of $100,000;

During the first quarter ended October 31, 2012:

-
On August 31, 2012 the Company issued 14,000 shares of common stock to the directors of the Company for services rendered to the Company by the directors. The shares issued are valued based on fair market value at the date of authorization at $16,800.

NOTE 7 – SUBSEQUENT EVENTS

There were no events subsequent to the date of these financial statements which would have had a material effect on the financial statements at October 31, 2012.

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

Corporate Overview

Green Hygienics Holdings Inc. (the Company) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. and issued 22,000,000 shares of common stock on June 12, 2008 for cash of $20,000.   On June 30, 2010 the Company changed its name to Takedown Entertainment Inc and forward split its issued and authorized shares on the basis of five new shares for one old share (5:1) on the same date. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. and, on the same date, reverse split both its authorized and its issued and outstanding shares of common stock on a two thousand old for one new basis (1:2000) such that its authorized capital decreased from 375,000,000 to 187,500 shares of common stock. Subsequently the Company increased its authorized capital to 200,000,000 shares of common stock.

During the years 2009 thru 2012 the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. Due to a lack of funding the Company was never able to close asset acquisition agreements.

The Company has no current intention of disposing of its mixed martial arts “Takedown" business. However, the Company has been unable to raise additional capital to further the business and has been looking at all opportunities to maintain and enhance shareholder value, which may include a possible disposition of its current operations and/or entering into a potential business combination. The Company has been in negotiations with one potential business combination candidate. However, no definitive agreements have yet been entered into. The Company had been advised that a precondition to entry into any such agreement was that the Company change its name to one acceptable to the other party.  As result, the Company has taken such steps as required to change its name, however there can be no assurances that a definitive agreement will be entered into or that a subsequent transaction will be closed.

We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $10,000 per month to continue with our business development. We had $0 in cash reserves as of the period ended October 31, 2012.

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

We had $0 in cash on hand as of October 31, 2012. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

Results of Operations

	October 31, 2012	July 31, 2012
Current Assets	$0	$0
Total Assets	$0	$0
Current Liabilities	$657,774	$612,744
Stockholders' Equity (Deficiency)	$(657,774)	$(612,744)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to October 31, 2012 we have generated only nominal revenues.

Expenses

Our expenses for the three months ended October 31, 2012 were $61,830 compared to $489,035 during the same period in 2011.  The reason for our decrease in expenses was the slowdown of our business plans and corresponding reduction in our expenditures to develop our business operations and our business focus.

Net Loss

Our net loss for the three months ended October 31, 2012 was $65,287 compared to $408,252 during the same period in 2011.  The reason for our increase in net loss was the increase in our business operations upon undertaking our business focus.  Our net loss was less than our expenses due to a slowdown in our business development caused by a lack of funds.

Liquidity and Capital Resources

At October 31, 2012 we had cash of $0 on hand (October 31, 2011 - $16,301 cash on hand). We are contemplating raising additional capital to finance our business plans. There can be no assurance that we will be able to raise the required financing. During the three months ended October 31, 2012 we issued 14,000 shares of common stock for Directors’ services fairly valued at a market value of $16,800.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

We estimate that our expenses over the next 12 months will be approximately $170,000 as described in the table below.  These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Business Development	12 months	50,000
General and administrative expenses	12 months	120,000
Total		170,000

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

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $170,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at October 31, 2012 and 2011, our company had no potentially dilutive shares.

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

As of October 31, 2012 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

- August 31, 2012: 14,000 shares of common stock were issued for Directors’ services fairly valued at market value of $16,800. These shares were issued pursuant to an exemption from registration requirements relying on Section 4(2) of the Securities Act of 1933.

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

Green Hygienics Holdings Inc.

Date: December 19, 2012	By: /s/ Peter E. Wudy
Peter E. Wudy, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)