Form 10-Q
period 2013-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2013-03-18
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☒  YES    ☐  NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 56,133 common shares issued and outstanding as of February 28, 2013

Aggregate market value of voting common equity held by non-affiliates as of February 28, 2013:  $35,000 approximately

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	January 31	July 31
	2013	2012
	(Unaudited)	(Audited)

Assets
Current assets
Cash	$1,585	$-
Total current assets	1,585	-

Total Assets	$1,585	$-

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$277,456	$267,240
Management fees payable	153,004	132,504
Loans payable, related party	213,000	213,000

Total current liabilities	643,460	612,744

Total Liabilities	643,460	612,744

Stockholders' Deficiency
Common Stock, $0.001 par value 200,000,000 Common Shares Authorized 56,133 Common Shares Issued (July 31, 2012: 42,133)	56	42
Additional paid-in capital	1,650,037	1,626,337
Stock payable	50,000	-
Deficit accumulated during development stage	(2,341,968)	(2,239,123)
Total stockholders’ deficit	(641,875)	(612,744)

Total liabilities and stockholders’ deficit	$1,585	$-

The accompanying condensed notes are an integral part of these financial statements

 GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

					June 12, 2008
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		to
	January 31,		January 31,		January 31,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$75,000	$150,000

EXPENSES
Business system development	-	147,341	-	569,064	1,453,892
Mineral claim impairment loss	-	-	-	-	20,000
Professional fees	7,002	13,790	15,585	31,662	238,814
Directors fees	-	-	16,800	-	16,800
Consulting and administration fees	24,500	120,000	24,500	132,500	225,497
Management fees	-	48,176	22,500	77,251	221,250
Filing fees	2,876	-	8,822	-	35,398
Office	(277)	9,500	7,724	17,365	108,267
Total Expenses	34,101	338,807	95,931	827,842	2,319,918

Net loss from Operations before Other Expense:	(34,101)	(338,807)	(95,931)	(752,842)	(2,169,918)
Loss on conversion of debt		-		-	(106,785)
Foreign exchange gain	-	-	-	5,783	5,625
Interest on debt	(3,457)	-	(6,914)	-	(70,890)

Net loss before income tax	(37,558)	(338,807)	(102,845)	(747,059)	(2,341,968)
Provision for income tax	-	-	-	-	-

Net Loss	$(37,558)	$(338,807)	$(102,845)	$(747,059)	$(2,341,968)

Basic and diluted loss per share	$(0.67)	$(8.06)	$(1.91)	$(16.61)

Weighted average number of shares outstanding	56,133	42,028	53,774	44,799

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to January 31, 2013 - unaudited
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Development	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	55,000	$55	$19,945	$-	-	$-	$20,000

Net Loss for period						(81,747)	(81,747)
Balance, July 31, 2008	55,000	$55	$19,945	$-	-	$(81,747)	$(61,747)

Net Loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	55,000	$55	$19,945	$-	-	$(115,984)	$(95,984)

Net Loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	55,000	$55	$19,945	$-	-	$(171,091)	$(151,091)
Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net Loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	55,000	$55	$19,945	$1,146,950	(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(15,000)	(15)	15	-	-	-	-
Issuance of shares for debt settlement	764	1	1,146,949	(1,146,950)	181,785	-	181,785
Issuance of shares for cash	1,369	1	454,999	-	-	-	455,000
Imputed interest	-	-	4,429	-	-	-	4,429
Net loss for year	-	-	-	-	-	(1,238,054)	(1,238,054)
Balance, July 31, 2012	42,133	$42	$1,626,337	$-	-	$(2,239,123)	$(612,744)

Issuance of shares for:
Services	14,000	14	16,786				16,800
Cash	-	-	-	50,000	-	-	50,000
Imputed interest	-	-	6,914	-	-	-	6,914
Net loss for period	-	-				(102,845)	(102,845)
Balance, January 31, 2013	56,133	$56	$1,650,037	$50,000	-	$(2,341,968)	$(641,875)

The accompanying condensed notes are an integral part of these financial statements

 GREEN HYGIENICS HOLDINGS INC.
 (A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(unaudited)

	For the six months ended January 31, 2013	For the six months ended January 31, 2012	From inception (June 12, 2008) to January 31, 2013
Cash Flow from Operating Activities
Net loss	$(102,845)	$(747,059)	$(2,341,968)
Adjustments to reconcile net loss to net cash used:
Services paid with common stock	16,800		16,800
Imputed interest	6,914	-	11,343
Loss on conversion of debt	-	-	106,785
Changes in:
Prepaid expense	-	3,500	-
Accounts payable	10,216	151,558	285,539
Management fees payable	20,500	45,000	153,004
Accrued interest and fees	-	(5,179)	51,461
Net cash used in operating activities	(48,415)	(552,180)	(1,717,036)

Cash Flow from Investing Activities
Net cash used in investing activities	$-	$-	$-

Cash Flow from Financing Activities

Proceeds from Shareholder Loan	-	-	87,406
Loans payable to related party	-	-	213,000
Convertible loan subscription	-	-	893,215
Proceeds from shares issued for cash	50,000	455,000	505,000
Proceeds from shares issued to founders	-	-	20,000

Net cash provided by financing activities	$50,000	$455,000	$1,718,621

Change in cash for the period	1,585	(97,180)	1,585
Cash at beginning of period	-	111,799	-
Cash at end of period	$1,585	$14,619	$1,585

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Conversions of debt	$-	$-	$1,146,950
Cancellation of common shares	$-	$30,000	$30,000

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (a development stage company)
Footnotes to the Financial Statements
January 31, 2013
Unaudited

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus to mixed martial arts media entertainment. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. but maintained its focus on mixed martial arts and media entertainment.

The Company is organized to acquire, produce and distribute mixed martial arts (MMA) content and programming for North American and International markets. The Company has been unable to raise sufficient capital to further its business and has been looking at all opportunities to maintain and enhance shareholder value, including a possible disposition of its current operations and/or entering into a potential business combination. The Company has been in negotiations with one potential business combination candidate. However, no definitive agreements have yet been entered into.

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

REVENUE RECOGNITION
The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, REVENUE RECOGNITION ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Revenue was earned for the placement of product endorsements. Since inception to the quarter ended January 31, 2013 the Company recorded $150,000 in gross revenues.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2013 the Company held $1,585 cash and July 31, 2012 the Company held $0 cash.

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

The Company has $2,341,968 of net operating losses carried forward to offset taxable income in future years which expire commencing  in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. At January 31, 2013 the Company had no uncertain tax positions.

Net deferred tax assets consist of the following components as of:

	January 31,	July 31,
	2013	2012
NOL Carryover	$818,400	$761,302
Valuation allowance	(818,400)	(761,302)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at January 31, 2013 and 2012, the Company had no potentially dilutive shares.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $2,341,968 for the period from June 12, 2008 (inception) to January 31, 2013 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2013 the Company accrued management fees payable of $22,500 to a director of the Company for services as an officer of the Company (2012 - $45,000) and paid $2,000 towards the amounts owing to that director. At January 31, 2013 that same director is owed $153,004. This debt to the director is unsecured, non interest bearing and with no fixed terms of repayment.

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

NOTE 5 – LOANS PAYABLE, RELATED PARTY

Funds advanced against a loan agreement with a related party are unsecured and non-interest bearing and are repayable on or before July 24, 2013. At January 31, 2013 the Company owes $213,000. For the six months ended January 31, 2013 the Company imputed $6,914 in deemed interest payable and credited to Additional Paid In Capital (from receipt of funds to July 31, 2012 - $4,429).

NOTE 6 - COMMON STOCK

Effective July 24, 2012 the Company reverse split its common shares on the basis of one new share for each two thousand shares held (1 for 2,000). All share amounts have been adjusted retroactively to reflect the reverse split.

The Company issued 55,000 shares of common stock (founder’s shares) for $20,000 cash on June 12, 2008.

During the first quarter ended October 31, 2011:
–	15,000 shares of common stock were returned to the Company for cancellation and credited $15 to Additional Paid In Capital;
–	764 shares of common stock were issued in settlement of debts of $1,146,950; the Company converted and recognized a loss recorded of $106,785;
–	353 shares of common stock were issued for cash of $250,000;
–	234 shares of common stock were issued for cash of $60,000;

During the second quarter ended January 31, 2012:
–	191 shares of common stock were issued for cash of $45,000;
–	591 shares of common stock were issued for cash of $100,000;

During the first quarter ended October 31, 2012:
–
On August 31, 2012 the Company issued 14,000 shares of common stock to the directors of the Company for services rendered to the Company by the directors. The shares issued are valued based on fair market value at the date of authorization at $16,800.

NOTE 7 – STOCK PAYABLE

On January 25, 2013 the Company received $50,000 in subscription for 200,000 common shares valued at $0.25 per share. At January 31, 2013 the common shares are not issued.

NOTE 8 – SUBSEQUENT EVENTS

There were no events subsequent to the date of these financial statements which would have had a material effect on the financial statements at January 31, 2013.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Green Hygienics Holdings Inc. and our subsidiary Takedown Fight Media Inc., unless otherwise indicated.

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

The Company has no current intention of disposing of its mixed martial arts “Takedown" business. However, the Company has been unable to raise additional capital to further the business and has been looking at all opportunities to maintain and enhance shareholder value, which may include a possible disposition of its current operations and/or entering into a potential business combination. The Company has been in negotiations with one potential business combination candidate. However, no definitive agreements have yet been entered into and there can be no assurances that a definitive agreement will be entered into or that a subsequent transaction will be closed.

We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $10,000 per month to continue with our business development. We had $1,585 in cash reserves as of the period ended January 31, 2013.

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

We had $1,585 in cash on hand as of January 31, 2013. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

Results of Operations

	January 31, 2013	July 31, 2012
Current Assets	$1,585	$0
Total Assets	$1,585	$0
Current Liabilities	$643,460	$612,744
Total Liabilities	$643,460	$612,744
Stockholders' Equity (Deficiency)	$(641,875)	$(612,744)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to January 31, 2013 we have generated only nominal revenues.

Expenses

Our expenses for the three months ended January 31, 2013 were $34,101compared to $338,807 during the same period in 2012.  Our expenses for the six months ended January 31, 2013 were $95,931 compared to $827,842 during the same period in 2012.  The reason for our increase in expenses during 2012 was the initiation of our business operations upon undertaking our new business focus.  The reason for our decrease in expenses during 2013 was the slowdown of our business plans and corresponding reduction in our expenditures to develop our business operations and our business focus.

Net Loss

Our net loss for the three months ended January 31, 2013 was $37,558 compared to $338,807 during the same period in 2012.  Our net loss for the six months ended January 31, 2013 was $102,845 compared to $747,059 during the same period in 2012.  The reason for our decrease in net loss was the slowdown in our business development upon undertaking our new business focus and our inability to raise sufficient funds to complete our business plan. Our net loss was greater than our expenses due interest accrued on our debt.

Liquidity and Capital Resources

We had $1,585 in cash on hand as of January 31, 2013. This cash balance is insufficient to fund our levels of operations for the next twelve months. The Company has incurred a net loss of $2,341,968 for the period from June 12, 2008 (inception) to January 31, 2013 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

Description	Estimated Completion Date	Estimated Expenses ($)
Business Development	12 months	120,000
General and administrative expenses	12 months	50,000
Total		170,000

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at January 31, 2013 and 2012, our company had no potentially dilutive shares.

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

As of January 31, 2013 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Green Hygienics Holdings Inc.

Date: February 28, 2013	By: /s/ David Ashby
David Ashby, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)