Form 10-Q
period 2013-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2013-06-14
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-54338

GREEN HYGIENICS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2801338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1937 Pendrell Street, Suite 1004, Vancouver, B.C., Canada V6G 1T4
(Address of principal executive offices) (Zip Code)

1-855-922-2368
(Registrant’s telephone number, including area code)

22 Billiter Street, London, England EC3M 2RY
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

9,298,313 common shares issued and outstanding as of June 10, 2013

Aggregate market value of voting common equity held by non-affiliates as of June 5, 2013:  $3,862,266 approximately

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	April 30	July 31
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$8,685	$-
Other receivable	590	-
Total current assets	9,275	-

Total Assets	$9,275	$-

Liabilities
Current liabilities
Accounts payable	$15,286	$267,240
Management fees payable	28,319	132,504
Loans payable to related party	185,953	213,000

Total current liabilities	229,558	612,744

Total Liabilities	229,558	612,744

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 8,298,313 and 42,133 Common Shares Issued and Outstanding as of April 30, 2013 and July 31, 2012, respectively	8,298	42
Common stock payable	75,000	0
Additional paid-in capital	10,048,818	1,626,337
Deficit accumulated during development stage	(10,352,399)	(2,239,123)
Total stockholders’ deficit	(220,283)	(612,744)

Total liabilities and stockholders’ deficit	$9,275	$-

The accompanying condensed notes are an integral part of these financial statements.

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

					June 12, 2008
					(Date of
					Inception)
	Three Months Ended		Nine Months Ended		to
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$75,000	$150,000

EXPENSES
Business system development	5,606	185,291	5,606	663,372	1,459,498
Mineral claim impairment loss	-	-	-	-	20,000
Professional fees	7,319	12,852	22,904	44,514	246,133
Consulting fees	25,000	-	25,000	132,500	182,000
Management fees	19,762	22,500	42,262	97,375	241,012
Administration fees	2,500	-	27,000	-	70,997
Directors fees	-	-	16,800	-	16,800
Filing and transfer agent fees	6,682	-	15,504	-	42,080
Finance fee	3,500	-	3,500	-	3,500
Office and general	148	58,457	7,872	78,178	108,415
Total Expenses	70,517	279,100	166,448	1,106,922	2,390,435

Net loss from operations before other expense	(70,517)	(279,100)	(166,448)	(1,031,922)	(2,240,435)

Loss on conversion of debt	(7,785,914)	-	(7,939,914)	-	(8,046,699)
Foreign exchange gain (loss)	-	(20	-	5,763	5,625
Interest on debt	-	(972)	(6,914)	(972)	(70,890)

Net loss before income tax	(7,856,431)	(280,092)	(8,113,276)	(1,027,131)	(10,352,399)
Provision for income tax	-	-	-	-	-

Net Loss	$(7,856,431)	$(280,092)	$(8,113,276)	$(1,027,131)	$(10,352,399)

Basic and diluted loss per share	$(1.89)	$(6.76)	$(5.83)	$(24.02)

Weighted average number of shares outstanding	4,159,114	41,408	1,392,145	42,762

The accompanying condensed notes are an integral part of these financial statements.

GREEN HYGIENICS HOLDINGS INC.
(a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to April 30, 2013 - unaudited
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Development	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	55,000	$55	$19,945	$-	-	$-	$20,000

Net Loss for period						(81,747)	(81,747)
Balance, July 31, 2008	55,000	$55	$19,945	$-	-	$(81,747)	$(61,747)

Net Loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	55,000	$55	$19,945	$-	-	$(115,984)	$(95,984)

Net Loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	55,000	$55	$19,945	$-	-	$(171,091)	$(151,091)
Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net Loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	55,000	$55	$19,945	$1,146,950	(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(15,000)	(15)	15	-	-	-	-
Issuance of shares for debt settlement	764	1	1,146,949	(1,146,950)	181,785	-	181,785
Issuance of shares for cash	1,369	1	454,999	-	-	-	455,000
Imputed interest	-	-	4,429	-	-	-	4,429
Net loss for year	-	-	-	-	-	(1,238,054)	(1,238,054)
Balance, July 31, 2012	42,133	$42	$1,626,337	$-	-	$(2,239,123)	$(612,744)

Issuance of shares for:
Services	14,000	14	16,786				16,800
Cash	-	-	-	75,000	-	-	75,000
Conversion of loans payable	875,000	875	891,625	-	-	-	892,500
Conversion of accounts payable	4,873,390	4,873	4,996,503	-	-	-	5,001,376
Conversion of management fee payable	2,493,790	2,494	2,510,653	-	-	-	2,513,147
Imputed interest	-	-	6,914	-	-	-	6,914
Net loss for period	-	-				(8,113,276)	(8,113,276)
Balance, April 30, 2013	8,298,313	$8,298	$10,048,818	$75,000	-	$(10,352,399)	$(220,283)

The accompanying condensed notes are an integral part of these financial statements.

 GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(unaudited)

	For the nine months ended April 30, 2013	For the nine months ended April 30, 2012	From inception (June 12, 2008) to April 30, 2013
Operating Activities
Net loss	$(8,113,276)	$(1,027,131)	$(10,352,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	6,914	972	11,343
Loss on conversion of debt	7,939,914	-	8,046,699
Services paid with common stock	16,800	-	16,800
Changes in:
Other receivable	(590)	-	(590)
Prepaid expenses	-	3,500	-
Accounts payable	12,220	237,224	287,543
Management fees payable	-	14,420	132,504
Conversion of debt	-	-	893,215
Accrued interest and fees	-	-	51,461
Net cash used in operating activities	(138,018)	(771,015)	(913,424)

Investing Activities
Net cash used in investing activities	$-	$-	$-

Financing Activities
Proceeds from Shareholder Loan	-	-	87,406
Proceeds from shares issued for cash	-	455,000	455,000
Loans payable to related party	71,703	170,000	284,703
Common stock payable	75,000	-	75,000
Convertible loan subscription	-	75,000	-
Proceeds from common stock issued to founder	-	-	20,000
Net cash provided by financing activities	$146,703	$700,000	$922,109

Change in cash for the period	8,685	(71,015)	8,685
Cash at beginning of period	-	111,799	-
Cash at end of period	$8,685	$40,784	$8,685

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Conversions of debt	$467,109	$-	$1,146,950
Cancellation of common shares	$-	$-	$30,000

The accompanying condensed notes are an integral part of these financial statements.

GREEN HYGIENICS HOLDINGS INC.
(a development stage company)
Footnotes to the Financial Statements
April 30, 2013
(unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc.

The Company endeavored to acquire, produce and distribute mixed martial arts (MMA) media content and programming. The Company has been unable to raise sufficient capital to further its business and has been looking at all opportunities to maintain and enhance shareholder value, including a possible disposition of its current operations and/or entering into a potential business combination. The Company has been in negotiations with one potential business combination candidate. However, no definitive agreements have yet been entered into.

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

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2013 the Company held $8,685 cash. At the Company’s fiscal year end July 31, 2012 the Company held $0 cash. There were no cash equivalents at these dates.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at April 30, 2013 the Company had no potentially dilutive shares (2012 – nil).

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $10,352,399 for the period from June 12, 2008 (inception) to April 30, 2013 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2013 the Company accrued management fees payable of $22,500 to a former director of the Company for services as an officer of the Company (2012 - $67,500). The management fees payable are unsecured, non interest bearing and with no fixed terms of repayment.

Related parties advanced $71,703 to the Company during the nine months ended April 30, 2013, unsecured, non interest bearing with no terms of repayment and used for the payment of ongoing administrative expense.

A shareholder advanced $213,000 to the Company as a loan with no fixed terms of repayment and non interest bearing. At April 30, 2013 the Company had settled $98,750 of the debt with the issuance of 875,000 common shares and recorded $11,343 in imputed interest expense as a credit to Additional Paid in Capital. The conversion of the debt for the issuance of common shares fairly valued at market according to GAAP resulted in a loss on conversion of $687,825.

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

During the second quarter ended January 31, 2013:
–	nil shares of common stock were issued;
–	see also note 8

During the third quarter ended April 30, 2013:
–              875,000 shares of common stock were issued in the settlement of $98,750 of loans payable;
–              7,367,180 shares of common stock fairly valued at market were issued in the settlement of $368,359 of debt;
–             see also note 7

STOCK OPTIONS
The Company has in place a stock option plan for the benefit of consultants and employees. The Company had not granted any options to acquire common shares under the plan at April 30, 2013 (2012 – nil).

NOTE 6 - STOCK PAYABLE

On March 26, 2013 the Company received $25,000 in subscription for 100,000 common shares valued at $0.25 per share and on April 1, 2013 the Company received $50,000 in subscription for 200,000 common shares valued at $0.25 per share. At April 30, 2013 the common shares are not issued.

NOTE 7 - CONVERSION OF DEBT

During the period ended April 30, 2013 the Company settled $467,109 in debt for the issuance of 8,242,180 shares of common stock fairly valued according to GAAP at a fair market value of $8,407,023. The fair valuation resulted in a loss on conversion of $7,939,914.

NOTE 8 - CORRECTION OF AN ERROR

It became necessary for the Company to restate its previously issued interim financial statements for the six months ended January 31, 2013 for matters related to the following accounts: loans payable, stock payable and deficit. The accompanying financial information for the six months ended January 31, 2013 have been restated to reflect the corrections in accordance with ASC Topic 250, Accounting Change and Error Corrections.

Per the Company’s debt settlement agreements consummated during  its third quarter ended April 30, 2013, a conversion feature was added and agreed to for a settlement of $50,000 in debt prior to February 1, 2013. The conversion feature resulted in a benefit of $204,000 on recognition of the fair market value of the common shares to be issued on conversion, resulting in a loss on conversion of $154,000, increasing the deficit at January 31, 2013 by $154,000, increasing stock payable by $204,000 at January 31, 2013 and reducing loans payable by $50,000at January 31, 2013. It became necessary to restate the financial statements for the six months ended  January 31, 2013. The results of that restatement are as follows:

		January 31, 2013
		As reported
Assets		(unaudited)	Adjustment	As restated
Current assets	$
Cash		1,585	$0	$1,585
Total current assets		1,585	0	1,585

Total Assets		$1,585	$0	$1,585

Liabilities
Current liabilities
Accounts payable and accrued liabilities		$277,456	$0	$277,456
Management fees payable		153,004	0	153,004
Loans payable		213,000	(50,000)	163,000

Total current liabilities		643,460	(50,000)	593,460

Total Liabilities		643,460	(50,000)	593,460

Stockholders' Deficiency
Common Stock, $0.001 par value 200,000,000 Common Shares Authorized 56,133 Common Shares Issued (July 31, 2012: 42,133)		56	0	56
Additional paid-in capital		1,650,037	0	1,650,037
Stock payable		50,000	204,000	254,000
Deficit accumulated during development stage		(2,341,968)	(154,000)	(2,495,968)
Total stockholders’ deficit		(641,875)	50,000	(591,875)

Total liabilities and stockholders’ deficit		$1,585	$0	$1,585

The accompanying condensed notes are an integral part of these financial statements.

	For the three months ended January 31, 2013			For the six months ended January 31, 2013
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
REVENUE	$0	$0	$0	$0	$0	$0

EXPENSES
Business system development	0	0	0	0	0	0
Mineral claim impairment loss	0	0	0	0	0	0
Professional fees	7,002	0	7,002	15,585	0	15,585
Directors fees	0	0	0	16,800	0	16,800
Consulting and administration fees	24,500	0	24,500	24,500	0	24,500
Management fees	0	0	0	22,500	0	22,500
Filing fees	2,876	0	2,876	8,822	0	8,822
Office	(277)	0	(277)	7,724	0	7,724
Total Expenses	34,101	0	34,101	95,931	0	95,931

Net loss from Operations before Other Expense:	(34,101)	0	(34,101)	(95,931)	0	(95,931)
Loss on conversion of debt	0	(154,000)	(154,000)	0	(154,000)	(154,000)
Foreign exchange gain	0	0	0	0	0	0
Interest on debt	(3,457)	0	(3,457)	(6,914)	0	(6,914)

Net loss before income tax	(37,558)	(154,000)	(191,558)	(102,845)	(154,000)	(256,845)
Provision for income tax	0	0	0	0	0	0

Net Loss	$(37,558)	$(154,000)	$(191,558)	$(102,845)	$(154,000)	$(256,845)

Basic and diluted loss per share	$(0.67)		$(3.41)	$(1.91)		(4.78)

Weighted average number of shares outstanding	56,133		56,133	53,774		53,774

The accompanying condensed notes are an integral part of these financial statements.

	For the six months ended January 31, 2013
	As reported	Adjustment	As restated
Cash Flow from Operating Activities
Net loss	$(102,845)	$(154,000)	$(256,845)
Adjustments to reconcile net loss to net cash used:
Services paid with common stock	16,800	0	16,800
Imputed interest	6,914	0	6,914
Loss on conversion of debt	0	154,000	154,000
Changes in:
Prepaid expense	0	0	0
Accounts payable	10,216	0	10,216
Management fees payable	20,500	0	153,004
Accrued interest and fees	0	0)	0
Net cash used in operating activities	(48,415)	(0)	(48,415)

Cash Flow from Investing Activities
Net cash used in investing activities	$0	$0	$0

Cash Flow from Financing Activities

Proceeds from shareholder loan	0	0	0
Loans payable	0	0	0
Convertible loan subscription	0	0	0
Proceeds from shares issued for cash	50,000	0	50,000
Proceeds from shares issued to founders	0	0	0

Net cash provided by financing activities	$50,000	$0	$50,000

Change in cash for the period	1,585	0	1,585
Cash at beginning of period	0	0	0
Cash at end of period	$1,585	$0	$1,585

Cash Paid For:
Interest	$0	$0	$0
Income Tax	$0	$0	$0
Non cash transactions:
Conversions of debt	$50,000	$0	$50,000
Cancellation of common shares	$0	$0	$0

The accompanying condensed notes are an integral part of these financial statements.

NOTE 9 - SUBSEQUENT EVENT

Subsequent to April 30, 2013 the Company issued 300,000 shares of common stock for the receipt of $75,000 which had been received prior to April 30, 2013 and disclosed as stock payable at April 30, 2013. Subsequent to April 30, 2013 the Company further issued 700,000shares of common stock for the receipt of $175,000.

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

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock. As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Green Hygienics Holdings Inc, unless otherwise indicated.

Corporate Overview

Green Hygienics Holdings Inc. (the Company) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. and issued 22,000,000 shares of common stock on June 12, 2008 for cash of $20,000.   On June 30, 2010 the Company changed its name to Takedown Entertainment Inc and forward split its issued and authorized shares on the basis of five new shares for one old share (5:1) on the same date. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. and, on the same date, reverse split both its authorized and its issued and outstanding shares of common stock on a two thousand old for one new basis (1:2000).

The Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. Due to a lack of funding the Company was never able to close asset acquisition agreements, has been unable to raise additional capital to further the business and has been looking at all opportunities to maintain and enhance shareholder value, which may include a possible disposition of its current operations and/or entering into a potential business combination.

The Company is in the process of disposing of its mixed martial arts “Takedown" business and is in negotiations with Peter E Wudy, the former President of the Company, where Mr Wudy will acquire Takedown Fight Media and all of the Takedown MMA business. However, no definitive agreements have yet been entered into and there can be no assurances that a definitive agreement will be entered into or that a subsequent transaction will be closed.

We anticipate that we will incur $170,000 for business development and administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months. We had $8,685 in cash reserves as of the period ended April 30, 2013.

We are contemplating raising additional capital to finance our business operations. No final decisions regarding financing have been made at this time. It is anticipated that funding for the Company will come from one or more of the following means: engaging in an offering of our stock, engaging in borrowing or locating a joint venture partner or partners.

Plan of Operation

Our cash balance at April 30, 2013 is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

Results of Operations	April 30, 2013	July 31, 2012
Current Assets	$9,275	$0
Total Assets	$9,275	$0
Current Liabilities	$229,558	$612,744
Total Liabilities	$229,558	$612,744
Stockholders' Equity (Deficiency)	$(220,283)	$(612,744)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2013 we have generated only nominal revenues.

Expenses

Our expenses for the three months ended April 30, 2013 were $70,517compared to $279,100 during the same period in 2012.  Our expenses for the nine months ended January 31, 2013 were $166,448 compared to $1,106,922 during the same period in 2012.  The reason for our increase in expenses during 2012 was the initiation of our business operations upon undertaking our new business focus.  The reason for our decrease in expenses during 2013 was the slowdown of our business development, lack of funds and corresponding reduction in our expenditures to develop our business operations and our business focus.

Net Loss

Our net loss for the three months ended April 30, 2013 was $(7,856,431) compared to a net loss of $(280,092) during the same period in 2012.  Our net loss for the nine months ended April 30, 2013 was $(8,113,276) compared to a net loss of $(1,027,131) during the same period in 2012.  The reason for the fluctuation of the net loss was the slowdown in our business development upon undertaking our new business focus and our inability to raise sufficient funds to complete our business plan. Our net loss was far greater than our expenses in the three months ended April 30, 2013 due to the requirements of GAAP whereby 8,242,180 common shares were issued to settle $467,109 of debt. The shares were valued at a deemed fair market value of $8,407,023 creating a book loss of $7,939,914.

Liquidity and Capital Resources

We had $8,685 in cash on hand as of April 30, 2013. This cash balance is insufficient to fund our levels of operations for the next twelve months. The Company has incurred a net loss of $10,352,399 for the period from June 12, 2008 (inception) to April 30, 2013 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $170,000 over the next 12 months to pay for our ongoing expenses. These expenses include business development, legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at April 30, 2013 and 2012, the Company had no potentially dilutive shares.

Stock Based Compensation

We record stock based compensation in accordance with the guidance in ASC Topic 718 which requires us to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Our company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

As of April 30, 2013 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None

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

Green Hygienics Holdings Inc.

Date: June 11, 2013	By: /s/ David Ashby
David Ashby, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)