Form 10-K
period 2013-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2013-11-08
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

Commission file number 333-153510

GREEN HYGIENICS HOLDINGS INC.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2801338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1937 Pendrell Street, Suite 1004, Vancouver, B.C., Canada V6G 1T4
 (Address of Principal Executive Offices & Zip Code)

1-855-922-2368
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
Yes ☐  No ☒

Aggregate market value of voting common equity held by non-affiliates as of October 31, 2013:  $3,800,000 approximately.

As of November 1, 2013 the registrant had 9,298,313 shares of common stock issued and outstanding.

GREEN HYGIENICS HOLDINGS INC.

Part I

Item 1. Business

COMPANY OVERVIEW

Green Hygienics Holdings Inc. (the Company) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. and issued 55,000 shares of common stock on June 12, 2008 (after accounting for the forward and reverse splits detailed below) for cash of $20,000.   On June 30, 2010 the Company changed its name to Takedown Entertainment Inc and forward split its issued shares on the basis of five new shares for one old share (5:1) on the same date. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. and, on the same date, reverse split both its issued and outstanding shares of common stock on a two thousand old for one new basis (1:2000).

During 2008 the Company staked one mineral claim located 100 km northwest of Vancouver, British Columbia and acquired a molybdenum property comprised of one mineral claim located approximately 35 kilometers north of Vancouver, British Columbia. We did not proceed with further exploration of the mineral claims due to a determination that the results of our initial geological program did not generate investor interest in the claims and we were unable to finance further exploration. Mineral property costs of $20,000 were expensed during 2009. Both properties have since been abandoned by the Company.

During the years 2009 to date the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. The Company is currently negotiating to transfer to the former President of the Company all of its rights to and interests in its mixed martial arts program (Takedown), including any and all Takedown assets, in return for the forgiveness of a liability of $29,812 owing to the former President of the Company.

We had $4,324 in cash reserves as of the year ended July 31, 2013. We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $10,000 per month ($120,000) to continue with our business development.

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

PRODUCTS AND SERVICES

During the years 2009 to date the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. The Company was never able to close asset acquisition agreements due to a lack of funding. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for materials. There is no need for government approval of our products and services.

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

COMPETITION

The entertainment industry is highly competitive. Competitors will include the Ultimate Fighting Championship (UFC), ProElite, and other independent media companies and individual producers and operators, most of which will have financial resources, personnel and facilities substantially greater than we have. We will face competition for the acquisition of broadcast rights and media network time.

REGULATIONS

We expect that our operations will comply in all respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the media and entertainment industry.

EMPLOYEES

The Company has no employees.

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

If we do not obtain additional financing, our business will fail because we will be unable to fund even the administration of our minimal operations. In order for the Company to continue we need to obtain additional financing. As of July 31, 2013 we had $4,324 cash on hand. We currently have limited operations.

The future issuance of debt may contain contractual restrictions that may curtail implementation of our business plan. We do not have any contractual restrictions limiting our ability to incur debt. Any significant indebtedness, however, could restrict our ability to fully implement our business plan. If we are unable to repay the debt, we could be forced to cease operating.

The loss of any of our key personnel may affect our ability to implement our business plan and cause our stock to decline in value. We are dependent on David Ashby, President and Director of the Company, to implement our business plan. The loss of his services may have a negative effect on our ability to timely and successfully implement our business plan. We do not have an employment agreement with Mr. Ashby and we have not obtained key man insurance over him.

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

We have yet to earn continuous or sufficient revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result there is substantial doubt about our ability to continue as a going concern. We have accumulated net losses of $10,542,026 for the period from inception June 12, 2008 to July 31, 2013 and have insufficient revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because our current officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail. Mr. David Ashby, our President and director, currently devotes his full attention providing services to the Company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

The limited trading of our common stock may impair your ability to sell your shares. There has been no trading market for our common stock since our inception. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

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

Item 2. Properties

We currently do not own any physical property or own any real property.  Our principal executive office is located at:   1937 Pendrell Street, Suite 1004, Vancouver, B.C., Canada V6G 1T4

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Procedures
Not applicable

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
We incurred operating losses of $10,542,026 from date of incorporation June 12, 2008 to the year ended July 31, 2013. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. Our net loss for the year ending July 31, 2013 was $8,302,903. The loss consists principally of a loss on conversion of debt in the amount of $7,939,914 (see note 6 to the July 31, 2013 year end audited financial statements) and operating expenses of $353,723 incurred in analyzing, reorganizing, planning and evaluating the Company’s business focus and direction.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2013 and 2012.

Balance Sheet Data:	2013	2012
Cash	$4,324	$0
Total assets	$4,324	$0
Total liabilities	$236,882	$612,744
Shareholders' (deficit)	$(232,558)	$(612,744)

Liquidity and Capital Resources

Our cash balance at July 31, 2013 was $4,324 (2012- $0) with outstanding liabilities of $236,882 (2012 - $612,744).
Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. During the year ended July 31, 2013 we raised $250,000 in equity and increased our debt to a related party by $68,976. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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
July 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Green Hygienics Holdings Inc.
(formerly known as Takedown Entertainment, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Green Hygienics Holdings Inc. (a development stage company, formerly known as Takedown Entertainment, Inc.) as of July 31, 2013 and 2012 the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 2013 and 2012 and for the period from June 12, 2008 (inception) through July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Hygienics Holdings Inc., as of July 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 5, 2013

GREEN HYGIENICS HOLDINGS INC
(a development stage company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	July 31	July 31
	2013	2012
Assets
Current assets
Cash	$4,324	$-

Total current assets	4,324	-

Total Assets	$4,324	$-

Liabilities
Current liabilities
Accounts payable	$23,844	$267,240
Management fees payable	29,812	132,504
Loan payable to related party	183,226	213,000

Total current liabilities	236,882	612,744

Total Liabilities	236,882	612,744

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 common shares authorized 9,298,313 shares issued July 31, 2013 (42,133 issued July 31, 2012)	9,298	42
Additional paid-in capital	10,300,170	1,626,337
Deficit accumulated during development stage	(10,542,026)	(2,239,123)
Total stockholders' deficit	(232,558)	(612,744)

Total liabilities and stockholders' deficit	$4,324	$-

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC
(a development stage company)
Statements of Operations
(Stated in US Dollars)

	For the year ending	For the year ending	From inception (June 12, 2008) to
	July 31 2013	July 31 2012	July 31 2013

Revenue	$-	$75,000	$150,000

Expenses
Mining claims	-	-	20,000
Administration fees	52,000	-	52,000
Business and systems development	82,034	798,226	1,535,926
Consulting fees	45,000	139,875	245,997
Management fees	56,962	90,000	255,712
General and administrative expense	117,727	173,739	462,450
Total Expenses	353,723	1,201,840	2,572,085

Loss from operations before other expense	(353,723)	(1,126,840)	(2,422,085)

Loss on conversion of debt	(7,939,914)	(106,785)	(8,046,699)
Interest	(9,266)	(4,429)	(73,242)

Net loss before income tax	(8,302,903)	(1,238,054)	(10,542,026)
Provision for income tax	-	-	-

Net Loss	$(8,302,903)	$(1,238,054)	$(10,542,026)

Basic and Diluted Loss per Common Share	$(2.37)	$(30.15)

Weighted Average Number of Common Shares	3,376,713	41,067

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC
(a development stage company)
Statements of Cash Flows
(Stated in US Dollars)

	For the year ending	For the year ending	From inception (June 12, 2008) to
	July 31, 2013	July 31, 2012	July 31, 2013
Cash Flow From Operating Activities
Net loss	$(8,302,903)	$(1,238,054)	$(10,542,026)
Adjustments to reconcile net loss to net cash used:
Imputed interest	9,266	4,429	13,695
Loss on conversion of debt	793,750	106,785	900,535
Loss on settlement of accounts payable	4,756,209	-	4,756,209
Loss on settlement of management fees payable	2,389,955	-	2,389,955
Non cash directors fees	16,800	-	16,800
Changes in:
Prepaid expense	-	3,500	-
Accounts payable	22,271	244,787	1,374,774
Management fees payable	-	23,754	-
Conversion of debt	-	75,000	-
Net cash used in operating activities	(314,652)	(779,799)	(1,090,058)

Cash Flow From Investing Activities
Net cash used in investing activities	-	-	-

Cash Flow From Financing Activities
Loans payable to related party	68,976	213,000	369,382
Proceeds from shares issued for cash	250,000	455,000	705,000
Proceeds form shares issued to founders	-	-	20,000
Net cash provided by financing activities	318,976	668,000	1,094,382

Change in cash for the period	4,324	(111,799)	4,324
Cash at beginning of period	-	111,799	-
Cash at end of period	$4,324	$-	$4,324

Cash paid for:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Conversion of debt	$-	$-	$1,146,950

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC
(a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to July 31, 2013
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Exploration	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	55,000	$55	$19,945	$-	-	$-	$20,000

Net loss for period						(81,747)	(81,747)
Balance, July 31, 2008	55,000	$55	$19,945	$-	-	$(81,747)	$(61,747)

Net loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	55,000	$55	$19,945	$-	-	$(115,984)	$(95,984)

Net loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	55,000	$55	$19,945	$-	-	$(171,091)	$(151,091)

Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	55,000	$55	$19,945	$1,146,950	(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(15,000)	(15)	15	-	-	-	-
Issuance of shares for debt settlement	764	1	1,146,949	(1,146,950)	181,785	-	181,785
Issuance of shares for cash	1,369	1	454,999	-	-	-	455,000
Imputed interest	-	-	4,429	-	-	-	4,429
Net loss for year	-	-	-	-	-	(1,238,054)	(1,238,054)
Balance, July 31, 2012	42,133	$42	$1,626,337	$-	-	$(2,239,123)	$(612,744)

Issuance of shares for:
Services	14,000	14	16,786	-	-		16,800
Cash	1,000,000	1,000	249,000	-	-		250,000
Conversion of loans payable	875,000	875	891,625	-	-		892,500
Conversion of accounts payable	4,873,390	4,873	4,996,503	-	-		5,001,376
Conversion of management fee payable	2,493,790	2,494	2,510,653	-	-		2,513,147
Imputed interest	-	-	9,266	-	-		9,266
Net loss for year	-	-	-	-	-	(8,302,903)	(8,302,903)
Balance, July 31, 2013	9,298,313	$9,298	$10,300,170	$-	-	$(10,542,026)	$(232,558)

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC
(a development stage company)
Footnotes to the Financial Statements
For the year ended July 31, 2013
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus to mixed martial arts media entertainment. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. and is pursuing alternative energy and other environmentally friendly ventures .

The Company has been unable to raise additional capital to further its business and has been looking at all opportunities to maintain and enhance shareholder value, which may include a possible disposition of its current operations and/or entering into a potential business combination. The Company has been in negotiations with one potential business combination candidate. However, no definitive agreements have yet been entered into. There can be no assurances that a definitive agreement will be entered into or that a subsequent transaction will be closed.

CONCENTRATIONS AND ECONOMIC DEPENDENCE

During the year ended July 31, 2012 one customer accounted for 100% of the Company's revenue.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2013 the Company had $4,324 in cash or cash equivalents (July 31, 2012 cash of $0).

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of July 31, 2013 and 2012:

	Fair Value Measurement at July 31, 2013			Fair Value Measurement at July 31, 2012
Financial Instrument	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash	$4,324	$-	$-	$-	$-	$-
Liabilities:
Accounts payable	$-	$23,844	$-	$-	$267,240	$-
Loan payable to related party	$-	$183,226	$-	$-	$213,000	$-

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

The Company has $2,585,312 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended July 31, 2013 and had no uncertain tax positions as at July 31, 2013.

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2013	2012
NOL Carryover	$879,006	$761,302
Valuation allowance	(879,006)	(761,302)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2013 and 2012, the Company had no potentially dilutive shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:
-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $10,542,026 for the period from June 12, 2008 (inception) to July 31, 2013 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

LOAN PAYABLE - A shareholder advanced $213,000 to the Company as a loan with no fixed terms of repayment and non interest bearing. At July 31, 2013 the Company had settled $98,750 of the debt with the issuance of 875,000 common shares and recorded $6,914 in imputed interest expense as a credit to Additional Paid in Capital. The conversion of the debt for the issuance of common shares fairly valued at the market price on the date of authorization according to GAAP resulted in a loss on conversion of $687,825. At July 31, 2013 $183,226 remained owing.

MANAGEMENT FEES PAYABLE - During the year ended July 31, 2013 the Company accrued management fees payable of $22,500 to a former director of the Company for services as an officer of the Company (2012 - $67,500). The management fees payable are unsecured, non interest bearing and with no fixed terms of repayment. During the year, $123,192 in fees payable were settled for the issuance of 2,493,790 shares of common stock. At July 31, 2013 $29,812 remained owing.

During the year ended July 31, 2013 the current President of the Company received $14,000 in management fees related to the operations of the Company.

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. (see also note 6 – conversion of debt)

NOTE 5 - COMMON STOCK

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
–764 shares of common stock were issued in settlement of debts of $1,146,950; the company converted and recognized a loss of $106,785.
–353 shares of common stock were issued for cash of $250,000;
–234 shares of common stock were issued for cash of $60,000;

During the second quarter ended January 31, 2012:
–191 shares of common stock were issued for cash of $45,000;
–591 shares of common stock were issued for cash of $100,000.

During the first quarter ended October 31, 2012:
– On August 31, 2012 the Company issued 14,000 shares of common stock to the directors of the Company for services rendered to the Company by the directors. The shares issued are valued based on fair market value as determined between the parties at the date of authorization at $16,800.

During the third quarter ended April 30, 2013:
– 875,000 shares of common stock were issued in the settlement of $98,750 of loans payable and recognized a loss on settlement of $793,750 because the shares were valued based on their fair market value using the market price on the date of settlement which amount was greater than the debt, resulting in a loss;

– 7,367,180 shares of common stock fairly valued between the parties at market were issued in the settlement of $123,192 in management fees and $245,167 of debt.  A loss on settlement of $7,146,164 was recorded because the shares were valued based on their fair market value using the market price on the date of settlement which amount was greater than the debt, resulting in a loss;

During the fourth quarter ended July 31, 2013:
- The Company issued 1,000,000 common shares valued at $0.25 per share and received $250,000 cash.

STOCK OPTIONS
The Company has in place a stock option plan for the benefit of consultants and employees. The Company had not granted any options to acquire common shares under the plan at April 30, 2013 (2012 – nil).

NOTE 6 - CONVERSION OF DEBT

During the year ended July 31, 2013 the Company settled $467,109 in debt for the issuance of 8,242,180 shares of common stock fairly valued according to GAAP at a fair market value of $8,407,023. The fair valuation resulted in a loss on conversion of $7,939,914.

See also note 4 – Loan Payable and Management Fee Payable

NOTE 7 - SUBSEQUENT EVENTS AND CONTINGENCIES

There were no events of a material nature known to the Company and not disclosed in these financial statements at July 31, 2013 through the date of issuance of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

There were no reportable disagreements between the Company and M&K CPA’s, the Company’s auditors.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of July 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
David Ashby	63	President, CEO and Director appointed January 24, 2013

David Ashby is a professional engineer and combines experience in marketing, venture capital and global market expansion along with his contemporary education. Mr. Ashby held an Atomic Energy License for over 20 year as a Senior Radiographer and has extensive knowledge and experience in the field of infrared technology.  Born and raised in Saskatchewan, Canada, he moved to Alberta, Canada, after completing a Bachelor of Arts with a major in Mathematics and a minor in Economics in the early 1970’s to pursue his interest in the oil and gas service sector.  By age 28, Mr. Ashby was a co-founder/owner of a multi- million dollar international pipeline x-ray company. He has been under contract as a pipeline inspector with Enbridge.

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

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:
·Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
·Compliance with applicable governmental laws, rules and regulations;
·The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
·Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2013:

		Annual Compensation					Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation		Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
David Ashby	President and director (from January 24, 2013)	2013	$0	$0	$14,000		$0	$0	$0	$0

Peter E. Wudy	President	2011	$0	$0	$90,000		$0	$0	$0	$0
	and director	2012	$0	$0	$90,000		$0	$0	$0	$0
	(from May 11, 2010 to January 24, 2013)	2013	$0	$0	$22,500	*	$0	$0	$0	$0

Dr. Alan Fields	Director (resigned)	2011	$12,000	$0	$0		$0	$0	$0	$0
		2012	$12,000	$0	$0		$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 15, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	36209051 Canada Ltd 10951 – 96th Ave, Grande Prairie Alberta	700,000	7.5%

	Alita Capital Partners Inc 201 – 127 Commercial Drive, Calgary Alberta	2,463,840	26.5%

	Bear Creek Gravel Inc 1559 Pritchard Street, Westbank British Columbia	1,430,160	15.4%

	Fairway Mobile Homes Ltd 1680 Ross Road, Kelowna British Columbia	1,073,180	11.5%

	Turon Capital Partners Inc 403 – 2877 Paradise Road, Las Vegas Nevada	2,400,000	25.8%

(1)           A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2013.

Item 13. Certain Relationships and Related Transactions

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us other than the transactions described below.

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

Item 14. Principal Accounting Fees and Services

For the year ended July 31, 2013, the total fees charged to the company for audit services, including quarterly reviews, were $17,200.

For the year ended July 31, 2012, the total fees charged to the company for audit services, including quarterly reviews, were $11,000.

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

Green Hygienics Holdings Inc.

November 5, 2013	By:	/s/ David Ashby
David Ashby,
President, Director, (Principal) Chief Executive Officer and Acting Chief Financial Officer