Form 10-Q
period 2013-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2013-12-23
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,039,078 common shares issued and outstanding as of December 3, 2013

Aggregate market value of voting common equity held by non-affiliates as of December 3, 2013:  $3,800,000 approximately

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	October 31	July 31
	2013	2013
	(Unaudited)	(Audited)

Assets
Current assets
Cash	$912	$4,324
Total current assets	912	4,324

Total Assets	$912	$4,324

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$25,480	$23,844
Management fees payable	29,812	29,812
Loan payable to related party	181,947	183,226
Total current liabilities	237,239	236,882

Total Liabilities	237,239	236,882

Stockholders' Deficiency
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 9,298,313 Common Shares issued and outstanding as of October 31, 2013 and July 31, 2013, respectively	9,298	9,298
Stock payable	60,000	-
Additional paid-in capital	10,303,816	10,300,170
Deficit accumulated during development stage	(10,609,441)	(10,542,026)
Total stockholders’ deficit	(236,327)	(232,558)

Total liabilities and stockholders’ equity	$912	$4,324

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

			From inception
	For the three months ended October 31, 2013	For the three months ended October 31, 2012	(June 12, 2008) to October 31, 2013

Revenue	$-	$-	$150,000

Expenses:
Mining claims	-	-	20,000
Administration fees	8,500	-	60,500
Business development	23,319	-	1,559,245
Consulting fees	-	-	245,997
Management fees	21,000	22,500	276,712
General and administrative expense	10,950	39,330	473,400
Total Expenses	63,769	61,830	2,635,854

Net loss from operations before other :	(63,769)	(61,830)	(2,485,854)
Loss on conversion of debt	-	-	(8,046,699)
Interest on debt	(3,646)	(3,457)	(76,888)
Net loss before income tax	(67,415)	(65,287)	(10,609,441)
Provision for income tax	-	-	-
Net Income (Loss)	$(67,415)	$(65,287)	$(10,609,441)

Basic & Diluted (Loss): per Common Share	$(0.01)	$(1.29)
Weighted Average Number: of Common Shares	9,298,313	51,466

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to October 31, 2013 - unaudited
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Exploration	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	55,000	$55	$19,945	$-	$-	$-	$20,000

Net loss for period	-	-	-	-	-	(81,747)	(81,747)
Balance, July 31, 2008	55,000	$55	$19,945	$-	$-	$(81,747)	$(61,747)

Net loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	55,000	$55	$19,945	$-	$-	$(115,984)	$(95,984)

Net loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	55,000	$55	$19,945	$-	$-	$(171,091	$(151,091)

Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	55,000	$55	$19,945	$1,146,950	$(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(15,000)	(15)	15	-	-	-	-
Issuance of shares for debt settlement	764	1	1,146,949	(1,146,950)	181,785	-	181,785
Issuance of shares for cash	1,369	1	454,999	-	-	-	455,000
Imputed interest	-	-	4,429	-	-	-	4,429
Net loss for year	-	-	-	-	-	(1,238,054)	(1,238,054)
Balance, July 31, 2012	42,133	$42	$1,626,337	$-	$-	$(2,239,123)	$(612,744)

Issuance of shares for:
Services	14,000	14	16,786	-	-	-	16,800
Cash	1,000,000	1,000	249,000	-	-	-	250,000
Conversion of loans Payable	875,000	875	891,625	-	-	-	892,500
Conversion of accounts payable	4,873,390	4,873	4,996,503	-	-	-	5,001,376
Conversion of management fee payable	2,493,790	2,494	2,510,653	-	-	-	2,513,147
Imputed interest	-	-	9,266	-	-	-	9,266
Net loss for year	-	-	-	-	-	(8,302,903)	(8,302,903)
Balance, July 31, 2013	9,298,313	$9,298	$10,300,170	$-	$-	(10,542,026)	$(232,558)

120,000 shares subscribed, not issued	-	-	-	60,000	-	-	60,000
Imputed interest	-	-	3,646	-	-	-	3,646
Net loss for three months	-	-	-	-	-	(67,415)	(67,415)
Balance, October 31, 2013	9,298,313	$9,298	$10,303,816	$60,000	$-	$(10,609,441)	$(236,327)

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(unaudited)

	For the three months ended October 31, 2013	For the three months ended October 31, 2012	From inception (June 12, 2008) to October 31, 2013
Cash Flow from Operating Activities
Net loss	$(67,415)	$(65,287)	$(10,609,441)
Adjustments to reconcile net loss to net cash used:
Non cash directors fees	-	16,800	16,800
Imputed interest on related party loan	3,646	3,457	17,341
Loss on conversion of debt	-	-	900,535
Loss on settlement of accounts payable	-	-	4,756,209
Loss on settlement of management fees payable	-	-	2,389,955
Changes in:
Accounts payable	1,636	24,530	1,376,410
Management fees payable	-	20,500	-
Net cash used in operating activities	(62,133)	-	(1,152,191)

Cash Flow from Investing Activities	-	-	-
Net cash used in investing activities	-	-	-

Cash Flow from Financing Activities
Funds borrowed from related party	1,721		371,103
Loans repaid to related party	(3,000)	-	(3,000)
Proceeds from shares subscribed for cash	60,000	-	60,000
Proceeds from shares issued	-	-	705,000
Proceeds from shares issued to founders	-	-	20,000
Net cash provided by financing activities	58,721	-	1,153,103

Change in cash for the period	(3,412)	-	912
Cash at beginning of period	4,324	-	-
Cash at end of period	$912	$-	$912

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Services paid with common stock	$-	$16,800	$16,800
Conversions of debt	$-	$-	$1,146,950
Cancellation of common shares	$-	$-	$30,000

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (a development stage company)
Footnotes to the Financial Statements
October 31, 2013
Unaudited

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on June 12, 2008. On June 30, 2010 the Company changed its name to Takedown Entertainment Inc. and changed its business focus to mixed martial arts media entertainment. On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. and is pursuing alternative energy and other environmentally friendly ventures.

The Company has been unable to raise additional capital to further its business and has been looking at all opportunities to maintain and enhance shareholder value, which may include a possible disposition of its current operations and/or entering into a potential business combination. The Company has been in negotiations with several potential business combination candidates. However, no definitive agreements have yet been entered into. There can be no assurances that a definitive agreement will be entered into or that a subsequent transaction will be closed.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2013 the Company had $912 in cash or cash equivalents (July 31, 2013 cash of $4,324).

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, having limited (nil) operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 “Development-Stage Entities”.  ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of  October 31, 2013 and July 31, 2013:

	Fair Value Measurement at October 31, 2013			Fair Value Measurement at July 31, 2013
Financial Instrument	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash	$912	$-	$-	$4,324	$-	$-
Liabilities:
Accounts payable	$-	$25,480	$-	$-	$23,844	$-
Loan payable to related party	$-	$181,947	$-	$-	$183,226	$-

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

The Company has $2,652,727 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes and had no uncertain tax positions as at October 31, 2013.

Net deferred tax assets consist of the following components as of:

	October 31,	October 31,
	2013	2012
NOL Carryover	$879,006	$901,927
Valuation allowance	(879,006)	(901,927)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2013 and 2012, the Company had no potentially dilutive shares.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $10,609,441 for the period from June 12, 2008 (inception) to October 31, 2013 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2013 the Company accrued and paid management fees of $21,000 to a director of the Company for services as an officer of the Company (2012- to a former director - $22,500). At October 31, 2013 the former director is owed $29,812. These debt to directors are unsecured, non interest bearing and with no fixed terms of repayment.

As of October 31, 2013, the Company has an outstanding balance due to related party of $181,947.  During the three months ended October 31, 2013 the Company repaid $3,000 and borrowed an additional $1,721 leaving a balance owing of $181,947.  For the three months ended October 31, 2013 the Company recorded $3,646 in imputed interest expense as a credit to Additional Paid in Capital. See NOTE 5.

NOTE 5 – NOTE PAYABLE FROM RELATED PARTY

A shareholder advanced $213,000 to the Company as a loan with no fixed terms of repayment and non interest bearing. At July 31, 2013 the Company had settled $98,750 of the debt with the issuance of 875,000 common shares leaving a balance of $114,250 of the original loan outstanding. At July 31, 2013 the Company recorded $9,266 in imputed interest expense as a credit to Additional Paid in Capital. A further $68,976 in Company expenses were paid on behalf of the Company leaving a balance owing of $183,226 at July 31, 2013. The conversion of the debt for the issuance of common shares fairly valued at the market price on the date of authorization according to GAAP resulted in a loss on conversion of $687,825. See NOTE 4

NOTE 6 - COMMON STOCK

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

COMMITMENT TO ISSUE COMMON SHARES

Subsequent to October 31, 2013 the Company issued 120,000 shares of common stock for the receipt of $60,000. The funds were received prior to October 31, 2013 and at October 31, 2013 the Company recorded $60,000 as stock payable.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to October 31, 2013 the Company:
-	Issued 456,000 shares of common stock in settlement of debt of $114,250.
-	Issued 120,000 shares of common stock for cash received during the three months ended October 31, 2013 and issued 10,000 shares of common stock for $5,00 cash
-	Issued 60,000 shares of common stock in settlement of management fees owing of $29,812 and issued 4,000 shares of common stock as a finders fee fairly valued by both parties at $2,000
-
Issued 1,000,000 shares of common stock to the president of the Company in lieu of options and nominally valued at $1,000. Each year for four years commencing with 2013, 250,000 of the shares are vested.

There were no other events subsequent to the date of these financial statements which would have had a material effect on the financial statements at October 31, 2013.

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

During the years 2009 to date the Company has been involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. The Company is currently negotiating to transfer to the former President of the Company all of its rights to and interests in its mixed martial arts program (Takedown), including any and all Takedown assets.

We had $912 in cash reserves as of October 31, 2013. We anticipate that we will incur $100,000 for administrative expenses, including professional, legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $10,000 per month ($120,000) to continue with our business development.

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

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to October 31, 2013 we have generated only nominal revenues.

Expenses

Our expenses for the three months ended October 31, 2013 were $63,769 compared to $61,830 during the same period in 2012.  The reason for the slight increase in expenses was the current focus on our business plans, expenditures on business development and a corresponding reduction in our expenditures on administration and corporate organization.

Net Loss

Our net loss for the three months ended October 31, 2013 was $67,415 compared to $65,287 during the same period in 2012 – a slight increase from period to period due to a reduction in administration and an increase in business development.

Liquidity and Capital Resources

At October 31, 2013 we had cash of $912 on hand (October 31, 2012 - $0 cash on hand). We are contemplating raising additional capital to finance our business plans. There can be no assurance that we will be able to raise the required financing. During the three months ended October 31, 2012 we issued 14,000 shares of common stock for Directors’ services fairly valued at a market value of $16,800 (nil October 31, 2013). The Company has financed its activities by an increase in accounts payable to suppliers and sale of equity common shares, resulting in an increase in its working capital deficiency from $232,558 at December 31, 2013 to $236,327 at October 31, 2013.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

We estimate that our expenses over the next 12 months will be approximately $220,000 as described in the table below.  These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Business Development	12 months	120,000
General and administrative expenses	12 months	100,000
Total		220,000

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

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $220,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at October 31, 2013 and 2012, our company had no potentially dilutive shares.

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

As of October 31, 2013 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).
3.2	By-laws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).
3.3	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on July 1, 2010).
(10)	Material Contracts
10.1	Convertible Loan Agreement dated January 31, 2011 between our company and Triumph Capital Inc. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.2	Director Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.3	Consulting Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).
10.4	Advertising Agreement dated May 12, 2011 between our company and Dr. Diego Allende (Incorporated by reference to our Current Report on Form 8-K filed on May 12, 2011).
10.5	Consulting Agreement dated August 11, 2011 between our company and Radius Consulting, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on August 18, 2011).
10.6	Share Cancellation Agreement dated August 30, 2011 between our company and Peter Wudy (Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2011).
10.7	Consulting Agreement dated September 7, 2011 between our company and Radius Consulting, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2011).
10.8	Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011).
10.9	Form of Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011).
(21)	Subsidiaries of the Registrant
21.1	Takedown Fight Media Inc.
(31)	Section 1350 Certifications
31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data Files
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

Green Hygienics Holdings Inc.

Date: December 19, 2013	By: /s/ David Ashby
David Ashby, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)