Form 10-Q
period 2014-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2014-03-26
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,216,578 common shares issued and outstanding as of March 10, 2014

Aggregate market value of voting common equity held by non-affiliates as of March 10, 2014:  $4,317,360 approximately

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	January 31	July 31
	2014	2013
	(Unaudited)	(Audited)

Assets
Current assets
Cash	$19,114	$4,324
Total current assets	19,114	4,324

Other Assets	73,800	-

Total Assets	$92,914	$4,324

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$21,883	$23,844
Management fees payable	24,000	29,812
Wind turbines payable	167,652	-
Convertible note payable to related party, net of discount $18,451 and $0, respectively	25,902	-
Loans payable, related party	92,636	183,226
Total current liabilities	332,073	236,882

Total Liabilities	332,073	236,882

Stockholders' Deficiency
Common Stock, $0.001 par value 200,000,000 Common Shares Authorized 11,039,078 Common Shares Issued (July 31, 2013: 9,298,313)	10,964	9,298
Additional paid-in capital	12,243,870	10,300,170
Stock payable	107,500	-
Deficit accumulated during development stage	(12,601,493)	(10,542,026)
Total stockholders’ deficit	(239,159)	(232,558)

Total liabilities and stockholders’ deficit	$92,914	$4,324

The accompanying condensed notes are an integral part of these financial statements

  GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

					June 12, 2008
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		to
	January 31,		January 31,		January 31,
	2014	2013	2014	2013	2014

REVENUE	$-	$-	$-	$-	$150,000

EXPENSES

Mineral claim impairment loss	-	-	-	-	20,000
Administration fees	30,027	-	38,527	-	90,527
Business development	181,497	-	204,816	-	1,740,742
Stock compensation expense	1,680,452	-	1,680,452	-	8,826,616
Consulting fees	45,383	24,500	45,383	24,500	291,380
Management fees	21,000	-	42,000	22,500	297,712
Finder’s fees	2,000	-	2,000	-	2,000
General and administrative expense	25,311	9,601	36,261	48,931	498,711
Total Expenses	1,985,670	34,101	2,049,439	95,931	11,767,688

Net loss from Operations before Other Expense:	(1,985,670)	(34,101)	(2,049,439)	(95,931)	(11,617,688)
Loss on conversion of debt	-	-	-	-	(900,535)
Foreign exchange gain	(1,344)	-	(1,344)	-	(1,344)
Interest on debt	(5,038)	(3,457)	(8,684)	(6,914)	(81,926)

Net loss before income tax	(1,992,052)	(37,558)	(2,059,467)	(102,845)	(12,601,493)
Provision for income tax	-	-	-	-	-

Net Loss	$(1,992,052)	$(37,558)	$(2,059,467)	$(102,845)	$(12,601,493)

Basic and diluted loss per share	$(0.18)	$(0.61)	$(0.21)	$(1.91)

Weighted average number of shares outstanding	10,785,404	56,133	10,041,859	53,774

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (a development stage company)
Statement of Stockholders' Equity (Deficit)
From Inception (June 12, 2008) to January 31, 2014
(Stated in US Dollars)
 (Unaudited)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Exploration	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders - June 12, 2008	55,000	$55	$19,945	$-	$-	$-	$20,000

Net loss for period	-	-	-	-	-	(81,747)	(81,747)
Balance, July 31, 2008	55,000	$55	$19,945	$-	$-	$(81,747)	$(61,747)

Net loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	55,000	$55	$19,945	$-	$-	$(115,984)	$(95,984)

Net loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	55,000	$55	$19,945	$-	$-	$(171,091	$(151,091)

Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	55,000	$55	$19,945	$1,146,950	$(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(15,000)	(15)	15	-	-	-	-
Issuance of shares for debt settlement	764	1	1,146,949	(1,146,950)	181,785	-	181,785
Issuance of shares for cash	1,369	1	454,999	-	-	-	455,000
Imputed interest	-	-	4,429	-	-	-	4,429
Net loss for year	-	-	-	-	-	(1,238,054)	(1,238,054)
Balance, July 31, 2012	42,133	$42	$1,626,337	$-	$-	$(2,239,123)	$(612,744)

Issuance of shares for:
Services	14,000	14	16,786	-	-	-	16,800
Cash	1,000,000	1,000	249,000	-	-	-	250,000
Conversion of loans Payable	875,000	875	891,625	-	-	-	892,500
Conversion of accounts payable	4,873,390	4,873	4,996,503	-	-	-	5,001,376
Conversion of management fee payable	2,493,790	2,494	2,510,653	-	-	-	2,513,147
Imputed interest	-	-	9,266	-	-	-	9,266
Net loss for year	-	-	-	-	-	(8,302,903)	(8,302,903)
Balance, July 31, 2013	9,298,313	$9,298	$10,300,170	$-	$-	(10,542,026)	$(232,558)

Shares issued for:
Cash	130,000	130	64,870	88,750	-	-	153,750
Shares to settle account payable	456,000	456	546,744				547,200
Services	1,079,765	1,080	1,306,055	18,750	-	-	1,325,885
Imputed interest	-	-	5,460	-	-	-	5,460
Discount on Convertible Note			20,571				20,571
Net loss for six months	-	-	-	-	-	(2,059,467)	(2,059,467)
Balance, January 31, 2014	11,039,078	$10,964	$12,243,870	$107,500	$-	$(12,601,493)	$(239,159)

The accompanying condensed notes are an integral part of these financial statements

 GREEN HYGIENICS HOLDINGS INC.
 (A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the six months ended January 31, 2014	For the six months ended January 31, 2013		From inception (June 12,2008) to January 31, 2014
Cash Flow from Operating Activities
Net loss	$(2,059,467)		$(102,845)	$(12,601,493)
Adjustments to reconcile net loss to net cash used:
Services paid with common stock	-		-	-
Discount Amortization	2,120		-	2,120
Stock based compensation	1,325,885		16,800	1,342,685
Imputed interest	5,460		6,914	19,155
Loss on conversion of debt	-		-	900,535
Loss on settlement of accounts payable	432,950		-	7,579,114
Changes in:
Prepaid expense	-		-	-
Accounts payable and accrued expenses	(31,773)		10,216	1,343,002
Management fees payable	24,000		20,500	24,000
Wind turbines payable	167,652		-	167,651
Net cash used in operating activities	$(133,173)		$(48,415)	$(1,223,231)

Cash Flow from Investing Activities
Deposit paid for acquisition	$(73,800)		$-	$(73,800)
Net cash used in investing activities	$(73,800)		$-	$(73,800)
Cash Flow from Financing Activities

Proceeds from note payable	$44,985		$-	$44,985
Proceed from related party	26,088		-	395,470
Repayment of related party note	(3,060)			(3,060)
Proceeds from shares issued for cash	153,750		50,000	858,750
Proceeds from shares issued to founders	-		-	20,000
Net cash provided by financing activities	$221,763		$50,000	$1,316,145

Change in cash for the period	14,790		1,585	19,114
Cash at beginning of period	4,324		-	-
Cash at end of period	$19,114		$1,585	$19,114

Cash Paid For:
Interest	$-		$-	$-
Income Tax	$-		$-	$-
Non cash transactions:
Conversions of debt	$-		$-	$1,146,950
Discount on convertible note	$20,571		$-	$20,571
Settlement of AP by issuance of common shares	$114,250	$		$114,250
Shares paid with common stock	$-		$-	$16,800
Cancellation of common stock	$-		$-	$30,000

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.
 (a development stage company)
Footnotes to the Financial Statements
January 31, 2014
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

The Company needs to raise additional capital to further its business and has been looking at all opportunities to maintain and enhance shareholder value, which may include a possible disposition of its current operations and/or entering into a potential business combination. The Company has been in negotiations with several potential business combination candidates. There can be no assurances that a definitive agreement will be entered into or that a subsequent transaction will be closed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2014 the Company had $19,114 in cash or cash equivalents (July 31, 2013 cash of $4,324).

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

INCOME TAXES

The Company had adopted Accounting Standard Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of January 31, 2014, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2014 and 2013, the Company had no potentially dilutive shares.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

FOREIGN CURRENCY TRANSLATION

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Those items that are reported as error corrections in the Company’s restatements of net income and retained earnings, as well as other affected balances for all periods reported there-in, are disclosed in Note 9 of the footnotes to the financial statements presented herein.

BENEFICIAL CONVERSION FEATURE OF DEBENTURES AND CONVERTIBLE NOTE PAYABLE

In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and related accruing interest, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the straight line method.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $12,601,493 for the period from June 12, 2008 (inception) to January 31, 2014 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement, convertible debenture and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - OTHER ASSETS

The Company has agreed to purchase a 50% interest in BION for a total of $2,500,000, a company wholly owned by Aartha USA Inc. To complete the purchase of its 50% interest in BION the Company has agreed to a cash payment of $50,000, further cash payments of $25,000 within thirty days from the initial cash payment, $25,000 within sixty days of the initial cash payment, $25,000 within ninety days of the initial cash payment and $125,000 within one hundred fifty days of the initial cash payment at which 10% of BION will be transferred to the Company. After the remaining $2,250,000 is paid within twelve months or an agreed upon date, the remaining 40% of BION will be transferred to the Company.

Aartha is an approved licensee of a patented hybrid iron/vanadium chemical solution technology developed and owned by PNNL Labs. PNNL has agreed to license Aartha its solution technology for a period of thirty years for the areas of North and South America and Aartha has agreed to supply BION with the solution technology for thirty years.

As of January 31, 2014, the Company paid $73,800 in cash and recorded as other assets in the balance sheet. The payment made as of the period end does not enable the Company to obtain control; in order to acquire 10% control of BION, the Company must pay a total of $125,000.

Subsequent to the period ended January 31, 2014, the Company entered into a definitive agreement with AARTHA with the specified terms above. In addition, there is a management contract agreed upon whereby the Company shall compensate BION CANADA an annual consulting fee of $120,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2014 the Company incurred management fees of $42,000 to a director of the Company for services as an officer of the Company (2013- $21,000). At January 31, 2014 the director is owed $24,000. This debt for fees owing is unsecured, non-interest bearing and with no fixed terms of repayment.

The Company issued 1,000,000 shares of common stock November 7, 2013 to the president of the Company in lieu of options for service. The shares were value at $1,200,000, which is the fair market value on date of grant.

As of January 31, 2014 the Company has an outstanding balance due to a related party of $92,636.  During the six months ended January 31, 2014 the Company settled $114,250 of outstanding balance by the issuance of 456,000 shares of common stock. The shares were value at $547,200.  The excess of $432,950 was recorded as a loss on conversion.

During period ended January 31, 2014, the Company borrowed an additional $26,720 and made a cash repayment of $3,060 leaving a balance owing of $92,636 as of January 31, 2014.  For the six months ended January 31, 2014 the Company recorded $5,460 in imputed interest expense as a credit to Additional Paid in Capital.

During the period ended January 31, 2014, the Company entered into a note payable agreement with a related party for a principal balance of $44,353; the debenture payable is unsecured, bears simple interest at 10% per annum, is due in full December 9, 2014 and is convertible to common shares at $0.50 per share.  See NOTE 6.

NOTE 6 - NOTE PAYABLE FROM RELATED PARTY

During the period ended January 31, 2014, the Company entered into a note payable agreement with a related party for a principal balance of $44,353; the debenture payable is unsecured, bears simple interest at 10% per annum, is due in full December 9, 2014 and is convertible to common shares at $0.50 per share.  The Company recorded a discount of $20,571 due to this beneficial conversion feature.  The discount was accreted over the term of the note, and the net note balance as of January 31, 2014 was $25,902.  As of January 31, 2014 the Company recorded amortization expense of $$2,120 and accrued interest of $1,104.

NOTE 7 - WIND TURBINES PAYABLE

On January 16, 2014 the Company entered an option agreement whereby the Company holds the option to acquire twelve 2 megawatt wind turbines for a total of $2,280,000 or $190,000 per each turbine.  An option fee of $150,000 was agreed upon and due within 21 days which was paid subsequent to January 31, 2014. The option may be terminated by the option holder if the Company does not buy at least one turbine before July 19, 2014. The options fee served as a retainer use to pay for expenses related to the maintenance of the turbines such as storage fees, harbor fees, government fees or any other cost related to the storage, removal, loading, freight, logistics, transportation, duties and taxes. As of January 31, 2014, the Company recorded a total of $150,000 related to the option fee under current liabilities in the balance sheet.

A fee of 2% per month is to be paid by the Company calculated on the outstanding balance for any turbines not paid for and the Company has agreed to pay all additional fees and charges related to the maintenance and holding of the turbines. This fee is accrued until the earlier of (i) the first closing or (ii) July 19, 2014 the accrual end date. As of January 31, 2014, the Company accrued a total of $17,652 in fees. Once the option is exercised for an accumulated six turbines, the remaining six turbines must also be paid for at that time. The option expires January 18, 2015.

NOTE 8 - COMMON STOCK

Effective July 24, 2012 the Company reverse split its common shares on the basis of one new share for each two thousand shares held (1 for 2,000). All share amounts have been adjusted retroactively to reflect the reverse split.

The Company issued 55,000 shares of common stock (founder’s shares) for $20,000 cash on June 12, 2008.

During the first quarter ended October 31, 2011:
–15,000 shares of common stock were returned to the Company for cancellation and credited $15 to Additional Paid-in Capital;
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

During the period ended January 31, 2014:
- The Company sold 307,500 shares of common stock for the receipt of $153,750, as of January 31, 2014 the Company issued 130,000 shares; the remaining unissued shares of 177,500 value at $88,750 is recorded as a stock payable.

- Issued 1,000,000 shares of common stock, authorized on August 20, 2013 to the president of the Company in lieu of options fairly valued at $1,200,000, which is the fair market value on date of grant.

- On November 7, 2013, the Company issued 64,000 shares of common stock for service.  The shares were value at $32,000 which is the fair market value on date of grant.

- On August 20, 2013 authorized 456,000 shares of common stock in settlement of debt of $114,250. The shares issued were value at $547,200 which is based on fair market value on date of grant.  As a result of the conversion, the Company recorded a loss on conversion of $432,950.

-  On November 17, 2013, the Company issued 90,765 shares to outside consultant. The shares were value at $61,085 which is based on the fair market value on date of grant.

NOTE 9 - CORRECTION OF PRIOR PERIOD ERROR, RESTATEMENT OF FINANCIAL STATEMENTS

During the period ended October 31, 2013 the Company authorized a total of 1,456,000 shares of common stock for services.  The restatement relates to the valuation of the shares at date of grant based on the fair market value.  The Company’s restatement of its financial statements for the balance sheet and operations for the period ended October 31, 2013 are as follow:

BALANCE SHEET
	10/31/2013
	as filed	adjustments		restated actual

Assets
Current assets
Cash	$912			$912
Total current assets	912			912

Total Assets	$912			$912

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$25,480			$25,480
Management fees payable	29,812			29,812
Loan payable to related party	181,947	(114,250)	(a)	67,697
Total current liabilities	237,239			122,989

Total Liabilities	237,239			122,989

Stockholders' Deficiency
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 9,298,313 Common Shares issued and outstanding as of October 31, 2013 and July 31, 2013, respectively	9,298			9,298
Stock payable	60,000	1,747,200	(a)	1,807,200
Additional paid-in capital	10,303,816			10,303,816
Deficit accumulated during development stage	(10,609,441)	(1,632,950)	(a)	(12,242,391)
Total stockholders deficit	(236,327)			(122,077)

Total liabilities and stockholders equity	$912			$912

STATEMENT OF OPERATIONS

Revenue	$-			$-

Expenses:
Mining claims	-			-
Administration fees	8,500			8,500
Business development	23,319			23,319
Stock Compensation Expense	-	1,632,950	(a)	1,632,950
Management fees	21,000			21,000
General and administrative expense	10,950			10,950
Total Expenses	63,769			1,696,719

Net loss from operations before other :	(63,769)			(1,696,719)
Loss on conversion of debt	-
Interest on debt	(3,646)			(3,646)
Net loss before income tax	(67,415)			(1,700,365)
Provision for income tax	-
Net Income (Loss)	$(67,415)			$(1,700,365)

Basic & Diluted (Loss) per Common Share:	$(0.01)			$(0.18)
Weighted Average Number of Common Shares:	9,298,313			9,298,313

(a) Relates to shares issued for service and settlement of liability

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to January 31, 2014 the Company:
- Issued 177,500 shares of common stock for $88,750 cash received during the three months ended January 31, 2014.
- Received $175,000 for the issuance of 350,000 shares of common stock.

On January 16, 2014 the Company entered an option agreement whereby the Company holds the option to acquire twelve 2megawatt wind turbines for the payment of $150,000 (paid subsequent to January 31, 2014). The option may be exercised in full for the payment of $2,280,000 or $190,000 per turbine. The option may be terminated should the Company not buy at least one turbine before July 19, 2014.

Subsequent to period ended January 31, 2014, the Company entered into a definitive agreement with AARTHA with the specify terms above. In addition, there is a management contract agreed upon whereby the Company shall compensate BION CANADA an annual consulting fee of $120,000.

There were no other events subsequent to the date of these financial statements which would have had a material effect on the financial statements at January 31, 2014.

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

The Company is reviewing its options for its mixed martial arts “Takedown" business. However, the Company needs to raise additional capital to further the business and has been looking at all opportunities to maintain and enhance shareholder value, which may include a possible disposition of its current operations and/or entering into a business combination. The Company is in negotiations with potential business combination candidates. However, there can be no assurances that a definitive agreement will be entered into or that a subsequent transaction will be closed.

During the three months ended January 31, 2014 the Company has made an additional two trips to Fortaleza in the state of Ceara, Brazil in the furtherance of its Clean Technology Solutions and secured an option to acquire twelve 2 megawatt wind turbines. We have established and continue to advance relationships with local (Brazil) entrepreneurs and businesses with the intention of establishing a wholesale distribution company for cleantech products and to supply or look at building wind and solar farms for power generation.
The Company continues to advance its relationship with existing cash flow businesses in the oil and gas industry and continues to support the advancement to commercialization of the Aartha redux flow battery.

We anticipate that we will incur $100,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $10,000 per month to continue with our business development plus $2,280,000 to acquire the twelve wind turbines. We had $19,114 in cash reserves as of the period ended January 31, 2014.

Plan of Operation

We are raising additional capital to finance our business operations. No final decisions regarding financing have been made at this time. It is anticipated that funding for the Company will come from one or more of the following means:
-	engaging in an offering of our stock; engaging in borrowing ; locating a joint venture partner or partners

We intend to use any funds raised to assess and acquire a twenty plus year power purchase agreement (‘PPA’).

We had $19,114 in cash on hand as of January 31, 2014. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we need to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

Results of Operations

	January 31, 2014	July 31, 2013
Current Assets	$19,114	$4,324
Total Assets	$92,914	$4,324
Current Liabilities	$332,073	$236,882
Total Liabilities	$332,073	$236,882
Stockholders' Equity (Deficiency)	$(239,159)	$(232,558)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to January 31, 2014 we have generated only nominal revenues, insufficient to meet our financing needs.

Expenses

Our operation expenses for the three months ended January 31, 2014 were $1,985,670 compared to $34,101during the same period in 2013.  Our expenses for the six months ended January 31, 2014 were $2,049,439 compared to $95,931 during the same period in 2013.  The reason for our increase in expenses during 2014 was the initiation of our business operations upon undertaking our new business focus and the issuance of 1,000,000 incentive shares to the Company president and fairly valued at a market value of $1,200,000.  In addition, we issued $535,765 shares for service valued at market value of $673,085.

Net Loss

Our net loss for the three months ended January 31, 2014 was $1,992,052 compared to $37,588 during the same period in 2013.   The reason for our increase in expenses during 2014 was the initiation of our business operations upon undertaking our new business focus and the issuance of 1,000,000 incentive shares to the Company president and fairly valued at a market value of $1,200,000.  In addition, we issued $535,765 shares for service valued at market value of $673,085.

Liquidity and Capital Resources

We had $19,114 in cash on hand as of January 31, 2014. This cash balance is insufficient to fund our levels of operations for the next twelve months. The Company has incurred a net operating loss of $4,621,524 for the period from June 12, 2008 (inception) to January 31, 2014 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

We are continuing to raise capital to finance our business plans. There can be no assurance that we will be successful in raising the required financing. Our position to obtain financing has been enhanced with the support of one of our principle shareholders. The Company now has the exclusive option to purchase twelve unused 2 megawatt wind turbines at a substantial discount to market.

We estimate that our expenses over the next 12 months will be approximately $220,000 as described in the table below. In addition we require $2,280,000 over the next year to successfully exercise our option to acquire the twelve wind turbines. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Business Development	12 months	120,000
General and administrative expenses	12 months	100,000
Wind turbines	12 months	2,280,000
Total		2,500,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financings by way of private placements, public offering and convertible debentures which we are working on.  We currently do not have any arrangements in place to complete sufficient financings and there is no assurance that we will be successful in completing any financings on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out our business plan.

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $220,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities and to exercise the wind turbine option. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations, exercise the wind turbine option or to repay our liabilities.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at January 31, 2014 and 2013, our company had no potentially dilutive shares.

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

As of January 31, 2014 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (who is also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

190,000 common shares issued for cash of $95,000 used for administration and general working capital

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

Green Hygienics Holdings Inc.

Date: March 25, 2014	By: /s/ David Ashby
David Ashby, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)