Form 10-Q
period 2014-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2014-06-23
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

11,369,078 common shares issued and outstanding as of June 19, 2014

Aggregate market value of voting common equity held by non-affiliates as of June 10, 2014:  $2,000,000 approximately

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	April 30	July 31
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$3,531	$4,324
Other receivable	-	-
Total current assets	3,531	4,324

Other assets	98,800	-

Total Assets	$102,331	$4,324

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$92,497	$23,844
Wind turbines payable	158,865	-
Management fees payable	45,000	29,812
Convertible note payable to related party, net of discount $13,188 and $0, respectively	31,165	-
Loans payable to related party	229,136	183,226

Total current liabilities	556,663	236,882

Total Liabilities	556,663	236,882

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 11,269,078 and 9,298,313 Common Shares Issued and Outstanding as of April 30, 2014 and July 31, 2013, respectively	11,269	9,298
Additional paid-in capital	12,402,597	10,300,170
Stock payable	30,000	-
Deficit accumulated during development stage	(12,898,198)	(10,542,026)
Total stockholders’ deficit	(454,332)	(232,558)

Total liabilities and stockholders’ deficit	$102,331	$4,324

The accompanying condensed notes are an integral part of these financial statements.

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Stated in US Dollars)
(Unaudited)

					June 12, 2008
					(Date of
					Inception)
	Three Months Ended		Nine Months Ended		to
	April 30,		April 30,		April 30,
	2014	2013	2014	2013	2014

REVENUE	$-	$-	$-	$-	$150,000

EXPENSES
Business system development	3,456	5,606	190,620	5,606	1,726,546
Wind turbine expense	141,213	-	158,865	-	158,865
Compensation expense	-	-	1,680,452	-	1,680,452
Mineral claim impairment loss	-	-	-	-	20,000
Consulting fees	28,721	7,171,164	74,104	7,171,164	7,466,265
Management fees	32,749	19,762	74,749	42,262	330,461
Administration fees	25,000	2,500	63,527	27,000	115,527
Finance fee	30,881	-	30,881	-	30,881
General and administration	24,270	17,649	62,531	66,580	524,981
Total Expenses	286,290	7,216,681	2,335,729	7,312,612	12,053,978

Net loss from operations before other expense	(286,290)	(7,216,681)	(2,335,729)	(7,312,612)	(11,903,978)

Loss on conversion of debt	-	(793,750)	-	(793,750)	(900,535)
Foreign exchange gain (loss)	203	-	(1,141)	-	(1,141)
Interest on debt	(10,618)	-	(19,302)	(6,914)	(92,544)

Net loss before income tax	(296,705)	(8,010,431)	(2,356,172)	(8,113,276)	(12,898,198)
Provision for income tax	-	-	-	-	-

Net Loss	$(296,705)	$(8,010,431)	$(2,356,172)	$(8,113,276)	$(12,898,198)

Basic and diluted loss per share	$(0.03)	$(1.93)	$(0.23)	$(5.83)

Weighted average number of shares outstanding	11,158,426	4,159,114	10,444,816	1,392,145

The accompanying condensed notes are an integral part of these financial statements.

GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
From Inception (June 12, 2008) to April 30, 2014 – unaudited
(Stated in US Dollars)

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Exploration	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Shares issued to founders – June 12, 2008	55,000	$55	$19,945	$-	$-	$-	$20,000

Net loss for period	-	-	-	-	-	(81,747)	(81,747)
Balance, July 31, 2008	55,000	$55	$19,945	$-	$-	$(81,747)	$(61,747)

Net loss for year	-	-	-	-	-	(34,237)	(34,237)
Balance, July 31, 2009	55,000	$55	$19,945	$-	$-	$(115,984)	$(95,984)

Net loss for year	-	-	-	-	-	(55,107)	(55,107)
Balance, July 31, 2010	55,000	$55	$19,945	$-	$-	$(171,091	$(151,091)

Conversion of Debt	-	-	-	1,146,950	(181,785)	-	965,165
Net loss for year	-	-	-	-	-	(829,978)	(829,978)
Balance, July 31, 2011	55,000	$55	$19,945	$1,146,950	$(181,785)	$(1,001,069)	$(15,904)

Cancellation of shares	(15,000)	(15)	15	-	-	-	-
Issuance of shares for: debt settlement	764	1	1,146,949	(1,146,950)	181,785	-	181,785
for cash	1,369	1	454,999	-	-	-	455,000
Imputed interest	-	-	4,429	-	-	-	4,429
Net loss for year	-	-	-	-	-	(1,238,054)	(1,238,054)
Balance, July 31, 2012	42,133	$42	$1,626,337	$-	$-	$(2,239,123)	$(612,744)

Issuance of shares for:
services	14,000	14	16,786	-	-	-	16,800
cash	1,000,000	1,000	249,000	-	-	-	250,000
Conversion of loans payable	875,000	875	891,625	-	-	-	892,500
Conversion of accounts payable	4,873,390	4,873	4,996,503	-	-	-	5,001,376
Conversion of management fee payable	2,493,790	2,494	2,510,653	-	-	-	2,513,147
Imputed interest	-	-	9,266	-	-	-	9,266
Net loss for year	-	-	-	-	-	(8,302,903)	(8,302,903)
Balance, July 31, 2013	9,298,313	$9,298	$10,300,170	$-	$-	(10,542,026)	$(232,558)

Shares issued for:
Cash	435,000	435	217,065	11,250	-	-	228,750
To settle account payable	381,000	381	546,819				547,200
Fees for services	1,079,765	1,080	1,306,055	18,750	-	-	1,325,885
Imputed interest	-	-	11,992	-	-	-	11,992
Discount on convertible note	-	-	20,571	-	-	-	20,571
Net loss for nine months	-	-	-	-	-	(2,356,172)	(2,356,172)
Balance, April 30, 2014	11,269,078	$11,269	$12,402,597	$30,000	$-	$(12,898,198)	$(454,332)

The accompanying condensed notes are an integral part of these financial statements.

 GREEN HYGIENICS HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
(unaudited)

	For the nine months ended April 30, 2014	For the nine months ended April 30, 2013	From inception (June 12, 2008) to April 30, 2014
Cash Flow from Operating Activities
Net loss	$(2,356,172)	$(8,113,276)	$(12,898,198)
Adjustments to reconcile net loss to net cash used:
Imputed interest	11,992	6,914	25,687
Loss on conversion of debt	-	793,750	900,535
Discount amortization	7,383	-	7,383
Stock based compensation	1,325,885	16,800	1,342,685
Loss on settlement of accounts payable	432,950	7,146,164	7,579,114
Changes in:
Other receivable	-	(590)	-
Accounts payable and accrued liabilities	68,653	12,220	1,413,615
Management fees payable	15,188	-	45,000
Wind turbines payable	158,865	-	158,865
Net cash used in operating activities	(335,256)	(138,018)	(1,425,314)

Cash Flow from Investing Activities
Deposit paid for acquisition	$(98,800)	$-	$(98,800)
Net cash used in investing activities	$(98,800)	$-	$(98,800)

Cash Flow from Financing Activities
Repayment of related party debt	(3,060)	-	(3,060)
Proceeds from shares issued for cash	228,750	75,000	933,750
Loans payable to related party	207,573	71,703	576,955
Proceeds from common stock issued to founder	-	-	20,000
Net cash provided by financing activities	$433,263	$146,703	$1,527,645

Change in cash for the period	(793)	8,685	3,531
Cash at beginning of period	4,324	-	-
Cash at end of period	$3,531	$8,685	$3,531

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Non cash transactions:
Settlement of accounts payable with common shares	$114,250	$-	$114,250
Discount on convertible note	$20,571	$-	$20,571
Conversions of debt	$-	$467,109	$1,146,950
Cancellation of common shares	$-	$-	$30,000

The accompanying condensed notes are an integral part of these financial statements.

 GREEN HYGIENICS HOLDINGS INC.
(a development stage company)
Footnotes to the Financial Statements
April 30, 2014
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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2014 the Company had $3,531 in cash or cash equivalents (July 31, 2013 cash of $4,324).

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

INCOME TAXES

The Company had adopted Accounting Standard Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of April 30, 2014, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at April 30, 2014 and 2013, the Company had no potentially dilutive shares.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $12,898,198 for the period from June 12, 2008 (inception) to April 30, 2014 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement, convertible debenture and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of April 30, 2014, the Company paid $98,800 in cash and recorded as other assets in the balance sheet. The payment made as of the period end does not enable the Company to obtain control; in order to acquire 10% control of BION, the Company must pay a total of $125,000.

During the same period ended April 30, 2014, the Company entered into a definitive agreement with AARTHA with the specified terms above. In addition, there is a management contract agreed upon whereby the Company shall compensate BION CANADA an annual consulting fee of $120,000.  As of April 30, 2014, the Company has recorded a management fee accrual of $27,288.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2014 the Company incurred management fees of $63,000 to a director of the Company for services as an officer of the Company (2013- $21,000). At April 30, 2014 the director is owed $45,000. This debt for fees owing is unsecured, non-interest bearing and with no fixed terms of repayment.

The Company issued 1,000,000 shares of common stock November 7, 2013 to the president of the Company in lieu of options for service. The shares were value at $1,200,000, which is the fair market value on date of grant.

As of April 30, 2014 the Company has an outstanding balance due to a related party of $117,636.  During the nine months ended April 30, 2014 the Company settled $114,250 of the then outstanding balance by the issuance of 456,000 shares of common stock. The shares were value at $547,200.  The excess of $432,950 was recorded as a loss on conversion.

During the period ended April 30, 2014, the Company borrowed an additional $51,720 and made cash repayment of $3,060 leaving a balance owing of $117,636 as of March 31, 2014.  The debt is unsecured, non-interest bearing with no fixed terms of repayment. For the nine months ended April 30, 2014 the Company recorded $9,723 in imputed interest expense as a credit to Additional Paid in Capital.

During the period ended April 30, 2014, the Company borrowed $111,500 from a related party. The debt is unsecured, non-interest bearing with no fixed terms of repayment. The company recorded $2,269 in imputed interest as a credit to Additional Paid in Capital.

During the period ended April 30, 2014, the Company entered into a note payable agreement with a related party for a principal balance of $44,353; the debenture payable is unsecured, bears simple interest at 10% per annum, is due in full December 9, 2014 and is convertible to common shares at $0.50 per share.  See NOTE 6.

NOTE 6 - NOTE PAYABLE FROM RELATED PARTY

The Company entered into a note payable agreement with a related party for a principal balance of $44,353; the debenture payable is unsecured, bears simple interest at 10% per annum, is due in full December 9, 2014 and is convertible to common shares at $0.50 per share.  The Company recorded a discount of $20,571 due to this beneficial conversion feature.  The discount was accreted over the term of the note, and the net note balance as of April 30, 2014 was $31,165.  As of April 30, 2014 the Company recorded amortization expense of $7,383 and accrued interest of $1,741.

NOTE 7 - WIND TURBINES PAYABLE

On January 16, 2014 the Company entered an option agreement whereby the Company holds the option to acquire twelve 2 megawatt wind turbines for a total of $2,280,000 or $190,000 per each turbine.  An option fee of $150,000 was agreed upon and due within 21 days which was paid. The option may be terminated by the option holder if the Company does not buy at least one turbine before July 19, 2014. The options fee served as a retainer use to pay for expenses related to the maintenance of the turbines such as storage fees, harbor fees, government fees or any other cost related to the storage, removal, loading, freight, logistics, transportation, duties and taxes.

A fee of 2% per month is to be paid by the Company calculated on the outstanding balance for any turbines not paid for and the Company has agreed to pay all additional fees and charges related to the maintenance and holding of the turbines. This fee is accrued until the earlier of (i) the first closing or (ii) July 19, 2014 the accrual end date. As of April 30, 2014, the Company accrued a total of $158,865 in fees. Once the option is exercised for an accumulated six turbines, the remaining six turbines must also be paid for at that time. The option expires January 18, 2015.

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

During the period ended April 30, 2014:
- The Company sold 457,500 shares of common stock for the receipt of $228,750, as of April 30, 2014 the Company issued 435,000 shares; the remaining unissued shares of 22,500 value at $11,250 is recorded as a stock payable.
- Issued 1,000,000 shares of common stock, authorized on August 20, 2013 to the president of the Company in lieu of options fairly valued at $1,200,000, which is the fair market value on date of grant.
- On November 7, 2013, the Company issued 64,000 shares of common stock for service.  The shares were value at $64,800 which is the fair market value on date of grant.
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

NOTE 9 – CORRECTION OF PRIOR PERIOD ERROR, RESTATEMENT OF FINANCIAL STATEMENTS

During the period ended October 31, 2013 the Company authorized a total of 1,456,000 shares of common stock for services.  The restatement relates to the valuation of the shares at date of grant based on the fair market value.  The Company’s restatement of its financial statements for the balance sheet and operations for the period ended October 31, 2013 is as follow:

BALANCE SHEET	October 31, 2013
	as filed	adjustments		restated actual

Assets
Current assets
Cash	$912			$912
Total current assets	912			912

Total Assets	$912			$912

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$25,480			$25,480
Management fees payable	29,812			29,812
Loan payable to related party	181,947	(114,250)	(a)	67,697
Total current liabilities	237,239			122,989

Total Liabilities	237,239			122,989

Stockholders' Deficiency
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 9,298,313 Common Shares issued and outstanding as of October 31, 2013 and July 31, 2013, respectively	9,298			9,298
Stock payable	60,000	1,747,200	(a)	1,807,200
Additional paid-in capital	10,303,816			10,303,816
Deficit accumulated during development stage	(10,609,441)	(1,632,950)	(a)	(12,242,391)
Total stockholders deficit	(236,327)			(122,077)

Total liabilities and stockholders equity	$912			$912

STATEMENT OF OPERATIONS

Revenue	$-			$-

Expenses:
Mining claims	-			-
Administration fees	8,500			8,500
Business development	23,319			23,319
Stock Compensation Expense	-	1,632,950	(a)	1,632,950
Management fees	21,000			21,000
General and administrative expense	10,950			10,950
Total Expenses	63,769			1,696,719

Net loss from operations before other :	(63,769)			(1,696,719)
Loss on conversion of debt	-
Interest on debt	(3,646)			(3,646)
Net loss before income tax	(67,415)			(1,700,365)
Provision for income tax	-
Net Income (Loss)	$(67,415)			$(1,700,365)

Basic & Diluted (Loss) per Common Share:	$(0.01)			$(0.18)
Weighted Average Number of Common Shares:	9,298,313			9,298,313

(a)  Relates to shares issued for service and settlement of liability

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to period ended April 30, 2014, the Company issued 100,000 shares of common stock for cash.  The Company received a total proceed of $50,000 as a result of the sale.

There were no other events subsequent to the date of these financial statements which would have had a material effect on the financial statements at April 30, 2014.

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

During the period ended April 30, 2014 the Company has made additional trips to Fortaleza in the state of Ceara, Brazil in the furtherance of its Clean Technology Solutions and secured the option to acquire twelve 2 megawatt wind turbines. We have established and continue to advance relationships with local (Brazil) entrepreneurs and businesses with the intention of establishing a wholesale distribution company for cleantech products and to supply or look at building wind and solar farms for power generation.

The Company continues to advance its relationship with existing cash flow businesses in the oil and gas industry and continues to support the advancement to commercialization of the Aartha redux flow battery.

We anticipate that we will incur $100,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $10,000 per month to continue with our business development plus $2,280,000 to acquire the twelve wind turbines. We had $3,531 in cash reserves as of the period ended April 30, 2014.

Plan of Operation

We are raising additional capital to finance our business operations. No final decisions regarding financing have been made at this time. It is anticipated that funding for the Company will come from one or more of the following means:

- engaging in an offering of our stock; locating a joint venture partner or partners; engaging in borrowing

We intend to use any funds raised to assess and acquire a twenty plus year power purchase agreement (‘PPA’).

We had $3,531 in cash on hand as of April 30, 2014. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we need to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

Results of Operations

	April 30, 2014	July 31, 2013
Current Assets	$3,531	$4,324
Total Assets	$102,331	$4,324
Current Liabilities	$556,663	$236,882
Total Liabilities	$556,663	$236,882
Stockholders' Equity (Deficiency)	$(454,332)	$(232,558)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2014 we have generated only nominal revenues, insufficient to meet our financing needs.

Expenses

Our expenses for the three months ended April 30, 2014 were $286,290 compared to $7,216,681 during the same period in 2013.  Our expenses for the nine months ended April 30, 2014 were $2,335,729 compared to $7,312,612 during the same period in 2013.  The reason for our decrease in expenses during 2014 was due to more shares being settle for services in 2013 compare to 2014.  During 2013, the Company issued 7,381,180 common stock for services compare to1,000,000 shares issued in 2014.

Net Loss

Our net loss for the three months ended April 30, 2014 was $(296,705) compared to a net loss of $(8,010,431) during the same period in 2013.  Our net loss for the nine months ended April 30, 2014 was $(2,356,172) compared to a net loss of $(8,113,276) during the same period in 2013.  The reason for the fluctuation of the net loss was the slowdown in our business development upon undertaking our new business focus and our inability to raise sufficient funds to complete our business plan. Our net loss was far greater than our expenses in the three months ended April 30, 2013 due to the requirements of GAAP whereby 8,242,180 common shares were issued to settle $467,109 of debt. The shares were valued at a deemed fair market value of $8,407,023 creating a book loss of $7,939,914.

Liquidity and Capital Resources

We had $3,531 in cash on hand as of April 30, 2014. This cash balance is insufficient to fund our levels of operations for the next twelve months. The Company has incurred a net loss of $12,898,198 for the period from June 12, 2008 (inception) to April 30, 2014 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at April 30, 2014 and 2013, our company had no potentially dilutive shares.

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

As of April 30, 2014 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (who is also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

457,500 common shares authorized for cash of $228,750.  As of April 30, 2014, the Company issued 435,000 and the remaining 22,500 is recorded as a stock payable of $11,250.  The cash was used for administration and general working capital

Item 3.  Defaults Upon Senior Securities

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

Green Hygienics Holdings Inc.

Date: June 20, 2014	By: /s/ David Ashby
David Ashby, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)