Form 10-Q/A
period 2014-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2015-05-11
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment #1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54338

GREEN HYGIENICS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2801338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 4, 690 McCurdy Road, Kelowna, B.C., Canada V1X 2P5
(Address of principal executive offices) (Zip Code)

1-855-922-2368
(Registrant’s telephone number, including area code)

_______________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
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

11,369,078 common shares issued and outstanding as of April 30, 2015

Aggregate market value of voting common equity held by non-affiliates as of April 30, 2015: $150,000 approximately

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

GREEN HYGIENICS HOLDINGS INC.

Balance Sheets

	As of	As of
	April 30	July 31
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$3,484	$4,324

Total current assets	3,484	4,324

Total Assets	$3,484	$4,324

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$24,463	$23,844

Management fees payable	45,000	29,812
Convertible note payable to related party, net of discount $13,188 and $0, respectively	31,165	-
Loans payable to related party	231,092	183,226

Total current liabilities	331,719	236,882

Total Liabilities	331,719	236,882

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 11,269,078 and 9,298,313 Common Shares Issued and Outstanding as of April 30, 2014 and July 31, 2013, respectively	11,269	9,298
Additional paid-in capital	12,344,571	10,300,170
Stock payable	39,750	-
Deficit accumulated during development stage	(12,723,825)	(10,542,026)
Total stockholders’ deficit	(328,235)	(232,558)

Total liabilities and stockholders’ deficit	$3,484	$4,324

The accompanying condensed notes are an integral part of these financial statements.

GREEN HYGIENICS HOLDINGS INC.

Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

EXPENSES
Communication expenses	12,827	5,606	19,798	5,606
Human resources	46,000	22,262	1,758,858	86,62
Office and administration	419	147	2,633	7,871
Professional fees	18,034	39,002	128,750	63,409
Total Expenses	77,281	67,016	1,910,039	162,948

Net loss from operations before other expense	(77,281)	(67,016)	(1,910,039)	(7,312,612)

Loss on conversion of debt	-	(7,785,914)	-	(7,939,914)
Option expense	(98,800)	-	(248,800
Interest on debt	(16,562)	-	(22,960)	(6,914)

Net loss before income tax	(192,643)	(7,852,930)	(2,181,799)	(8,109,776)
Provision for income tax	-	-	-	-

Net Loss	$(192,643)	$(7,852,930)	$(2,181,799)	$(8,109,776)

Basic and diluted loss per share	$(0.02)	$(1.89)	$(0.21)	$(5.83)

Weighted average number of shares outstanding	11,158,426	4,159,114	10,444,816	1,392,145

The accompanying condensed notes are an integral part of these financial statements.

 GREEN HYGIENICS HOLDINGS INC.

Statements of Cash Flows

(unaudited)

	For the nine months ended April 30, 2014	For the nine months ended April 30, 2013
Cash Flow from Operating Activities
Net loss	$(2,181,799)	$(8,113,276)
Adjustments to reconcile net loss to net cash used:
Imputed interest	13,836	6,914
Loss on conversion of debt	-	793,750
Shares payable for finders’ fees	39,750	-
Stock based compensation	1,325,865	16,800
Option Payments	248,800	-
Loss on settlement of accounts payable	556,922	7,146,164
Changes in:
Other receivable	-	(590)
Accounts payable and accrued liabilities	619	12,220
Management fees payable	15,188	-
Net cash used in operating activities	19,181	(138,018)

Cash Flow from Investing Activities
Option payment	$(248,800)	$-
Net cash used in investing activities	$(248,800)	$-

Cash Flow from Financing Activities
Repayment of related party debt	(3,060)	-
Proceeds from shares issued for cash	228,750	75,000
Loans payable to related party	82,091	71,703
Finders’ fees paid	(79,002)	-
Net cash provided by financing activities	$228,779	$146,703

Change in cash for the period	(840)	8,685
Cash at beginning of period	4,324	-
Cash at end of period	$3,484	$8,685

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2014 the Company had $3,484 in cash or cash equivalents (July 31, 2013 cash of $4,324).

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $12,792,637 for the period from June 12, 2008 (inception) to April 30, 2014 and has generated minimal revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement, convertible debenture and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - OTHER ASSETS

In November 13, 2013, the Company entered into an option to purchase a 50% interest in BION for a total of $2,500,000, a company wholly owned by Aartha USA Inc. Aartha is an approved licensee of a patented hybrid iron/vanadium chemical solution technology developed and owned by PNNL Labs. PNNL has agreed to license Aartha its solution technology for a period of thirty years for the areas of North and South America and Aartha has agreed to supply BION with the solution technology for thirty years.

As of April 30, 2014, the Company paid $98,800 in cash and has expensed this payment as an Option Expense.

On January 16, 2014 the Company entered an option agreement whereby the Company holds the option to acquire twelve 2 megawatt wind turbines for a total of $2,280,000 or $190,000 per each turbine. An option fee of $150,000 was paid and has been expensed. Upon completion of the terms by the Option holder, the option may be terminated by the option holder if the Company does not buy at least one turbine before July 19, 2014. The Option holder has not completed the terms of the Option to Purchase Agreement and the Company has abandoned this project.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2014 the Company incurred management fees of $63,000 to a director of the Company for services as an officer of the Company (2013- $21,000). At April 30, 2014 the director is owed $45,000. This debt for fees owing is unsecured, non-interest bearing and with no fixed terms of repayment. An imputed interest expense of $1,745 has been charged to Additional Paid In Capital.

The Company issued 1,000,000 shares of common stock November 7, 2013 to the president of the Company in lieu of options for service. The shares were value at $1,200,000, which is the fair market value on date of grant.

As of April 30, 2014 the Company has an outstanding balance due to a related party of $117,636. This debt for fees owing is unsecured, non-interest bearing and with no fixed terms of repayment. An imputed interest expense of $8,688 has been charged to Additional Paid In Capital. During the nine months ended April 30, 2014 the Company settled $114,250 of the then outstanding balance by the issuance of 456,000 shares of common stock. The shares were value at $547,200. The excess of $432,950 was recorded as a loss on conversion.

During the period ended April 30, 2014, the Company borrowed an additional $51,720 and made cash repayment of $3,060 leaving a balance owing of $117,636 as of April 30, 2014. The debt is unsecured, non-interest bearing with no fixed terms of repayment.

During the period ended April 30, 2014, the Company borrowed $111,500 from a related party. The debt is unsecured, non-interest bearing with no fixed terms of repayment. The company recorded $3,403 in imputed interest as a credit to Additional Paid in Capital.

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

 NOTE 7 - COMMON STOCK

•	During the year ended July 31, 2013:

-

On August 31, 2012 the Company issued 14,000 shares of common stock to the directors of the Company for services rendered to the Company by the directors. The shares issued are valued based on fair market value as determined between the parties at the date of authorization at $16,800.

-

875,000 shares of common stock were issued in the settlement of $98,750 of loans payable and recognized a loss on settlement of $793,750 because the shares were valued based on their fair market value using the market price on the date of settlement which amount was greater than the debt, resulting in a loss;

-

7,367,180 shares of common stock fairly valued between the parties at market were issued in the settlement of $123,192 in management fees and $245,167 of debt. A loss on settlement of $7,146,164 was recorded because the shares were valued based on their fair market value using the market price on the date of settlement which amount was greater than the debt, resulting in a loss;

-	The Company issued 1,000,000 common shares valued at $0.25 per share and received $250,000 cash.

•	During the period ended April 30, 2014:

-

The Company sold 457,500 shares of common stock for the receipt of $228,750, as of April 30, 2014 the Company issued 435,000 shares; the remaining unissued shares of 22,500 value at $11,250 is recorded as a stock payable. The Company paid finders fees totally $79,002 as follows stock payable $28,750, shares $50,502.

-	Issued 1,000,000 shares of common stock, authorized on August 20, 2013 to the president of the Company in lieu of options fairly valued at $1,200,000, which is the fair market value on date of grant.
-	On November 7, 2013, the Company issued 64,000 shares of common stock for service. The shares were value at $64,800 which is the fair market value on date of grant.
-

On January 2, 2014 authorized 381,000 shares of common stock in settlement of debt of $114,250. The shares issued were value at $547,200 which is based on fair market value on date of grant. As a result of the conversion, the Company recorded a loss on conversion of $432,950.

-	On November 17, 2013, the Company issued 90,765 shares to outside consultant. The shares were value at $61,085 which is based on the fair market value on date of grant.

NOTE 8 - CORRECTION OF PRIOR PERIOD ERROR, RESTATEMENT OF FINANCIAL STATEMENTS

During the period ended October 31, 2013 the Company authorized a total of 1,456,000 shares of common stock for services. The restatement relates to the valuation of the shares at date of grant based on the fair market value. The Company’s restatement of its financial statements for the balance sheet and operations for the period ended October 31, 2013 is as follow:

BALANCE SHEET	October 31, 2013
	as filed	adjustments		restated actual

Assets
Current assets
Cash	$912			$912
Total current assets	912			912

Total Assets	$912			$912

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$25,480			$25,480
Management fees payable	29,812			29,812
Loan payable to related party	181,947	(114,250)	(a)	67,697
Total current liabilities	237,239			122,989

Total Liabilities	237,239			122,989

Stockholders' Deficiency
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 9,298,313 Common Shares issued and outstanding as of October 31, 2013 and July 31, 2013, respectively	9,298			9,298
Stock payable	60,000	1,747,200	(a)	1,807,200
Additional paid-in capital	10,303,816			10,303,816
Deficit accumulated during development stage	(10,609,441)	(1,632,950)	(a)	(12,242,391)
Total stockholders’ deficit	(236,327)			(122,077)

Total liabilities and stockholders’ equity	$912			$912

STATEMENT OF OPERATIONS

Revenue	$-			$-

Expenses:
Mining claims	-			-
Administration fees	8,500			8,500
Business development	23,319			23,319
Stock Compensation Expense	-	1,632,950	(a)	1,632,950
Management fees	21,000			21,000
General and administrative expense	10,950			10,950
Total Expenses	63,769			1,696,719

Net loss from operations before other :	(63,769)			(1,696,719)
Loss on conversion of debt	-
Interest on debt	(3,646)			(3,646)
Net loss before income tax	(67,415)			(1,700,365)
Provision for income tax	-
Net Income (Loss)	$(67,415)			$(1,700,365)

Basic & Diluted (Loss) per Common Share:	$(0.01)			$(0.18)
Weighted Average Number of Common Shares:	9,298,313			9,298,313

(a) Relates to shares issued for service and settlement of liability

NOTE 9 - SUBSEQUENT EVENTS

On July 31, 2014, the Company entered into a Settlement Agreement with the Company’s president, whereby the $70,774 owed to him has been settled with a six month 5% convertible promissory note. The Promissory Note is convertible into shares of the Company at a rate of $0.003 per share.

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

During the period ended April 30, 2014 the Company has made additional trips to Fortaleza in the state of Ceara, Brazil in the furtherance of its Clean Technology Solutions and secured the option to acquire twelve 2 megawatt wind turbines. We have established and continue to advance relationships with local (Brazil) entrepreneurs and businesses with the intention of establishing a wholesale distribution company for cleantech products and to supply or look at building wind and solar farms for power generation. The option holder of the turbines has not met the terms of the Option to Purchase Agreement and the Company and consequently the Company has not proceeded in this business at this time.

The Company continues to advance its relationship with existing cash flow businesses in the oil and gas industry and has ceased its continued to support the advancement to commercialization of the Aartha redux flow battery and has expensed its investment in this option.

We anticipate that we will incur $100,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months. We had $3,483 in cash reserves as of the period ended April 30, 2014.

Plan of Operation

We are raising additional capital to finance our business operations. No final decisions regarding financing have been made at this time. It is anticipated that funding for the Company will come from one or more of the following means such as engaging in an offering of our stock; locating a joint venture partner or partners; or engaging in borrowing. We intend to use any funds raised to continue to assess business opportunities

We had $3,484 in cash on hand as of April 30, 2014. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we need to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

Results of Operations

	April 30, 2014	July 31, 2013
Current Assets	$3,484	$4,324
Total Assets	$3,484	$4,324
Current Liabilities	$331,719	$236,882
Total Liabilities	$331,719	$236,882
Stockholders' Equity (Deficiency)	$(328,235)	$(232,558)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2014 we have generated only nominal revenues, insufficient to meet our financing needs.

Expenses

Our expenses for the three months ended April 30, 2014 were $77,281 compared to $39,002 during the same period in 2013. Our expenses for the nine months ended April 30, 2014 were $1,910,039 compared to $162,948 during the same period in 2013. The reason for our increase in expenses during 2014 was due to more shares being settle for services in 2014 compare to 2013. During 2013, the Company issued 7,381,180 common stock for services compare to1,000,000 shares issued in 2014.

Net Loss

Our net loss for the three months ended April 30, 2014 was $(192,643) compared to a net loss of $(7,852,930) during the same period in 2013. The increase in loss is due to shares being issued to pay off liabilities. The shares issued had a market value greater than the liabilities by an amount of $7,785,914. In 2014 the Company wrote off its option payment of $98,800.

Our net loss for the nine months ended April 30, 2014 was $(2,181,799) compared to a net loss of $(8,109,776) during the same period in 2013. In 1913 the loss is due to shares being issued to pay off liabilities. The shares issued had a market value greater than the liabilities by an amount of $7,939,914. In 2014 the Company made issued 1,000,000 shares to its director and incurred an expense of $1,632,331 for issuing these shares. During the year the Company also wrote off its option payments of $248,800.

Liquidity and Capital Resources

We had $3,484 in cash on hand as of April 30, 2014. This cash balance is insufficient to fund our levels of operations for the next twelve months. The Company has incurred a net loss of $12,723,825 for the period from June 12, 2008 (inception) to April 30, 2014 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

457,500 common shares authorized for cash of $228,750. As of April 30, 2014, the Company issued 435,000 and the remaining 22,500 is recorded as a stock payable of $11,250. The cash was used for administration and general working capital.

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

_________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Hygienics Holdings Inc.

Date: April 30, 2015	By:	/s/ David Ashby
David Ashby, President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

