Form 10-K
period 2014-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2015-05-11
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

Commission file number 333-153510

GREEN HYGIENICS HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2801338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 4, 690 McCurdy Road, Kelowna, B.C., Canada V1X 2P5

(Address of Principal Executive Offices & Zip Code)

250-878-7333

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

Large accelerated filer	☐	Accelerated filer o	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting common equity held by non-affiliates as of April 30, 2015: $150,000 approximately.

As of April 30, 2015 the registrant had 11,369,078 shares of common stock issued and outstanding.

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

We had $3,361 in cash reserves as of the year ended July 31, 2014. We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $10,000 per month ($120,000) to continue with our business development.

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

During the current year, reviewed two business opportunities. On November 13, 2013, the Company entered into an option to purchase a 50% interest in BION for a total of $2,500,000, a company wholly owned by Aartha USA Inc. Aartha is an approved licensee of a patented hybrid iron/vanadium chemical solution technology developed and owned by PNNL Labs. PNNL has agreed to license Aartha its solution technology for a period of thirty years for the areas of North and South America and Aartha has agreed to supply BION with the solution technology for thirty years. The Company paid $98,800 for the this option and has decided not to proceed with this business opportunity at this time.

On January 16, 2014 the Company entered an option agreement whereby the Company holds the option to acquire twelve 2 megawatt wind turbines for a total of $2,280,000 or $190,000 per each turbine. An option fee of $150,000 was paid and has been expensed. The Company has decided not to proceed with this business opportunity at this time.

The Company is currently reviewing other business opportunities at this time.

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

If we do not obtain additional financing, our business will fail because we will be unable to fund even the administration of our minimal operations. In order for the Company to continue we need to obtain additional financing. As of July 31, 2014 we had $3,361 cash on hand. We currently have limited operations.

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

We have yet to earn continuous or sufficient revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result there is substantial doubt about our ability to continue as a going concern. We have accumulated net losses of $15,637,619 for the period from inception June 12, 2008 to July 31, 2014 and have insufficient revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Item 2. Properties

We currently do not own any physical property or own any real property. Our principal executive office is located at: Suite 4, 690 McCurdy Road, Kelowna, B.C., Canada V1X 2P5

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Procedures

Not applicable

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Green Hygienics trades on the OTC market under the trading symbol GRYN. Trading for GRYN for the last two years by quarter is as follows:

Quarter ended	High	Low	Close	Volume
31-Jul-14	$0.59	$0.12	$0.12	425,300
30-Apr-14	$1.06	$0.36	$0.36	65,900
31-Jan-14	$1.02	$0.60	$1.02	30,800
31-Oct-13	$1.05	$1.00	$1.00	500

31-Jul-13	$1.02	$1.02	$1.02	-
30-Apr-13	$1.02	$1.02	$1.02	-
31-Jan-13	$1.02	$1.01	$1.02	1,400
31-Oct-13	$3.60	$1.01	$1.01	1,300

Holders

As of April 30, 2015 there were 48 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

NONE

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

Comparison of Operations for July 31, 2014 with July 31, 2013

We incurred operating losses of $15,637,619 from date of incorporation June 12, 2008 to the year ended July 31, 2014. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Year ended	Year ended
Expense	7/31/2014	7/31/2013	Change	Explanation

Travel	$-	$20,228	$(20,228)	No travel in 2014
Administration fees	88,527	52,000	36,527	Increased consulting fees
Management fees	84,000	56,962	27,038	Increase monthly to $7k/mo
Director fees	1,632,331	16,800	1,615,531	Benefit to director from issuance of 1,000,000 shares to director
Development subcontractors	21,600	-	21,600	Consultant for wind turbines
Interest	38,357	9,266	29,091	Increase in interest due to increase in related party indebtedness
Option payments	248,800	-	248,800	Cost of payments for battery and wind turbine options
Beneficial conversion feature	2,830,954	-	2,830,954	Calculated benefit received on convertible note
Loss on conversion of debt	-	7,939,914	(7,939,914)	Settled $467,109 in debt for the issuance of 8,242,180 shares with a market value of $8,407,023. The fair valuation resulted in a loss on conversion of $7,939,914.
Other	151,023	362,989	(211,966)

Net loss for year	$5,095,592	$8,458,159	$(3,362,567)

Comparison of Operations for July 31, 2013 with July 31, 2012

We incurred operating losses of $10,300,170 from date of incorporation June 12, 2008 to the year ended July 31, 2013. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. Our net loss for the year ending July 31, 2013 was $8,302,903. The loss consists principally of a loss on conversion of debt in the amount of $7,939,914, year end audited financial statements) and operating expenses of $353,723 incurred in analyzing, reorganizing, planning and evaluating the Company’s business focus and direction.

In 2013, our auditors issued a going concern opinion. Little has changed in 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2014 and 2013.

Balance Sheet Data:	2014	2013
Cash	$3,361	$4,324
Total assets	$3,361	$4,324
Total liabilities	$332,618	$236,882
Shareholders' (deficit)	$(329,257)	$(232,558)

Liquidity and Capital Resources

Our cash balance at July 31, 2014 was $3,361 (2013 - $4,324) with outstanding liabilities of $332,618 (2013 - $236,882).

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. During the year ended July 31, 2014 we raised $228,750 in equity and increased our debt to a related party by $110,916. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

Item 8. Financial Statements and Supplementary Data

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X.

REPORT OF MANAGEMENT

To the Board of Directors

Green Hygienics Holdings Inc.

The Company has prepared the accompanying balance sheets of Green Hygienics Holdings Inc. as of July 31, 2014 and 2013 the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 2014 and 2013. These financial statements are the responsibility of the Company's management and have not been audited.

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

/s/ David Ashby

President

April 30, 2015

GREEN HYGIENICS HOLDINGS INC

Balance Sheets

	As of	As of
	July 31,	July 31,
	2014 (Unaudited)	2013 (Audited)
Assets
Current assets
Cash	$3,361	$4,324

Total current assets	3,361	4,324

Total Assets	$3,361	$4,324

Liabilities
Current liabilities
Accounts payable	$38,475	$23,844
Management fees payable	-	29,812
Convertible notes payable to related party, net of discount of $78,699 and $0 respectively	37,537	-
Loan payable to related party	256,605	183,226

Total current liabilities	332,617	236,882

Total Liabilities	332,617	236,882

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 common shares authorized 11,269,078 shares issued July 31, 2014 (9,292,313 issued July 31, 2013)	11,269	9,298
Additional paid-in capital	15,257,343	10,300,170
Stock payable	39,750	-
Deficit	(15,637,618)	(10,542,026)
Total stockholders' deficit	(329,256)	(232,558)

Total liabilities and stockholders' deficit	$3,361	$4,324

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC

Statements of Operations

	For the year ending	For the year ending
	July 31 2014 (Unaudited)	July 31 2013 (Audited)

Revenue	$-	$-

Expenses
Communications expenses	20,298	36,364
Human resource expenses	1,804,858	125,762
Office and administration expenses	2,756	11,066
Professional costs	147,036	180,531
Total Expenses	1,974,948	353,723

Loss from operations before other expense	(1,974,948)	(353,723)

Beneficial conversion feature of convertible debt	(2,830,954)	-
Loss on conversion of debt	-	(7,939,914)
Option payments	(248,800)	-
Interest	(40,890)	(9,266)

Net loss before income tax	(5,095,592)	(8,302,903)
Provision for income tax	-	-

Net Loss	$(5,095,592)	$(8,302,903)

Basic and Diluted Loss per Common Share	$(0.48)	$(2.37)

Weighted Average Number of Common Shares	10,568,180	3,376,713

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC

Statements of Cash Flows

	For the year ending	For the year ending
	July 31, 2014	July 31, 2013
Cash Flow From Operating Activities
Net loss	$(5,095,592)	$(8,302,903)
Adjustments to reconcile net loss to net cash used:
Imputed interest	24,881	9,266
Stock payable	39,750	-
Loss on conversion of debt	-	793,750
Loss on settlement of accounts payable	556,922	4,756,209
Loss on settlement of management fees payable	1,325,865	2,389,955
Beneficial feature of convertible debt	2,830,954	-
Option payments	248,800	-
Non cash directors fees	-	16,800
Changes in:
Accounts payable	14,631	22,271
Management fees payable	40,962	-
Net cash used in operating activities	(12,827)	(314,652)

Cash Flow From Investing Activities
Option to purchase expenses	(248,800)	-
Net cash used in investing activities	(248,800)	-

Cash Flow From Financing Activities
Loans payable to related party	113,976	68,976
Proceeds from shares issued for cash	228,750	250,000
Finder’s fees paid	(79,002)	-
Repayment of related party debt	(3,060)	-
Net cash provided by financing activities	260,664	318,976

Change in cash for the period	(963)	4,324
Cash at beginning of period	4,324	-
Cash at end of period	$3,361	$4,324

Cash paid for:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC

Statement of Stockholders' Equity (Deficit)

July 31, 2014

						Deficit
						Accumulated
					Stock	During	Total
	Common Stock		Paid in	Stock	Subscription	Exploration	Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Balance, July 31, 2012	42,133	$42	$1,626,337	$-	-	$(2,239,123)	$(612,744)

Issuance of shares for:
Services	14,000	14	16,786	-	-		16,800
Cash	1,000,000	1,000	249,000	-	-		250,000
Conversion of loans payable	875,000	875	891,625	-	-		892,500
Conversion of accounts payable	4,873,390	4,873	4,996,503	-	-		5,001,376
Conversion of management fee payable	2,493,790	2,494	2,510,653	-	-		2,513,147
Imputed interest	-	-	9,266	-	-		9,266
Net loss for year	-	-	-	-	-	(8,302,903)	(8,302,903)
Balance, July 31, 2013	9,298,313	$9,298	$10,300,170	$-	-	$(10,542,026)	$(232,558)

Issuance of shares for:
Services	1,154,765	1,155	1,324,710	-	-		1,325,865
Cash	435,000	435	228,315	-	-		228,750
Finders fees paid	-	-	(79,002)	-	-		(79,002)
Conversion of accounts payable	381,000	381	556,541	-	-		556,922
Conversion benefit features on convertible debt	-	-	2,830,954	-	-		2,830,954
Discount on convertible debt	-	-	70,774				70,774
Imputed interest	-	-	24,881	-	-		24,881
Shares to be issued		-	-	39,750			39,750
Net loss for year	-	-	-	-	-	(5,095,592)	(5,095,592)
Balance, July 31, 2014	11,269,078	$11,269	$15,257,343	$39,750	-	$(15,637,618)	$(329,257)

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC

Footnotes to the Financial Statements

For the year ended July 31, 2014

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

None.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2014 the Company had $4,324 in cash or cash equivalents (July 31, 2013 cash of $0).

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of July 31, 2014 and 2013:

	Fair Value Measurement at July 31, 2014			Fair Value Measurement at July 31, 2013
Financial Instrument	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash	$3,361	$-	$-	$4,324	$-	$-
Liabilities:
Accounts payable	$-	$38,475	$-	$-	$23,844	$-
Loan payable to related party	$-	$294,142	$-	$-	$183,226	$-

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

The Company has approximately $2,942,282 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended July 31, 2014 and had no uncertain tax positions as at July 31, 2014.

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2014	2013
NOL Carryover	$1,000,376	$879,006
Valuation allowance	(1,000,376)	(879,006)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2014 and 2013, the Company had no potentially dilutive shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $15,637,618 for the period from June 12, 2008 (inception) to July 31, 2014 and has generated minimal revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

LOAN PAYABLE – During the year ended July 31, 2014, shareholders have advanced an additional $113,978 to the Company as a loan with no fixed terms of repayment and non interest bearing. During the year the Company repaid $3,060 to the shareholders. The balance of the advances as at July 31, 2014 is $256,605 (2013 - $183,226). Imputed interest on this debt of $20,762 has been recorded as interest expense, and as a credit to Additional Paid in Capital. During the year ended July 31, 2013, the Company settled $98,750 of the debt with the issuance of 875,000 common shares and recorded $6,914 in imputed interest expense as a credit to Additional Paid in Capital. The conversion of the debt for the issuance of common shares fairly valued at the market price on the date of authorization according to GAAP resulted in a loss on conversion of $687,825.

MANAGEMENT FEES PAYABLE - During the year ended July 31, 2014 the current President of the Company earned $84,000 (2013 - $14,000) in management fees related to the operations of the Company. In addition the President has advanced $10,774 for payment of corporate expenses. As of July 31, 2014 $70,774 is payable to the President. Imputed interest on this debt of $4,119 has been recorded as interest expense, and as a credit to Additional Paid in Capital. On July 31, 2014, the Company entered into a settlement agreement with the President, whereby it has entered into a six month, 5% convertible promissory note with the President. Under the terms of the Promissory Note, the Note can be converted into shares at $0.003 per share.

During the year ended July 31, 2013 the Company accrued management fees payable of $22,500 to a former director of the Company for services as an officer of the Company. The management fees payable are unsecured, non interest bearing and with no fixed terms of repayment. During the year, $123,192 in fees payable were settled for the issuance of 2,493,790 shares of common stock.

NOTE 6 – CONVERTIBLE DEBT

On December 10, 2013, The Company entered into a note payable agreement with a related party for a principal balance of $44,353; the debenture payable is unsecured, bears simple interest at 10% per annum, is due in full December 9, 2014 and is convertible to common shares at $0.50 per share. The Company recorded a discount of $20,571 due to this beneficial conversion feature. The discount was accrued over the term of the note, and the net note balance as of July 31, 2014 was $37,537. As of July 31, 2014 the Company recorded interest expense to amortization the discount of $12,546 and accrued interest of $2,254 on the Note.

On July 31, 2014, the Company entered into a note payable agreement with a related party for the principal balance of $70,774; the promissory note is unsecured, bears simple interest at 5% per annum, is due in full on January 31, 2015 and is convertible to common shares at $0.003 per share. The Company recorded a discount of $70,774 due to this beneficial conversion feature. The discount will be accrued over the term of the note, and the net note balance as of July 31, 2014 was $0. An additional beneficial conversion expense of $2,830,954 was determined because of the conversion share price was less than the market price at which time the note was issued.

NOTE 7 - COMMON STOCK

During the year ended July 31, 2013:

•

On August 31, 2012 the Company issued 14,000 shares of common stock to the directors of the Company for services rendered to the Company by the directors. The shares issued are valued based on fair market value as determined between the parties at the date of authorization at $16,800.

•

875,000 shares of common stock were issued in the settlement of $98,750 of loans payable and recognized a loss on settlement of $793,750 because the shares were valued based on their fair market value using the market price on the date of settlement which amount was greater than the debt, resulting in a loss;

•

7,367,180 shares of common stock fairly valued between the parties at market were issued in the settlement of $123,192 in management fees and $245,167 of debt. A loss on settlement of $7,146,164 was recorded because the shares were valued based on their fair market value using the market price on the date of settlement which amount was greater than the debt, resulting in a loss; and

•	The Company issued 1,000,000 common shares valued at $0.25 per share and received $250,000 cash.

During the year ended July 31, 2014:

•

The Company sold 457,500 shares of common stock for the receipt of $228,750, the Company issued 435,000 shares; the remaining unissued shares of 22,500 value at $11,250 is recorded as a stock payable. The Company paid finders fees totally $79,002 as follows stock payable $28,750, shares $50,502.

•	Issued 1,000,000 shares of common stock, authorized on August 20, 2013 to the president of the Company in lieu of options fairly valued at $1,200,000, which is the fair market value on date of grant.

•	On November 7, 2013, the Company issued 64,000 shares of common stock for service. The shares were value at $64,800 which is the fair market value on date of grant.

•

On January 2, 2014 authorized 381,000 shares of common stock in settlement of debt of $114,250. The shares issued were value at $547,200 which is based on fair market value on date of grant. As a result of the conversion, the Company recorded a loss on conversion of $432,950.

•	On November 17, 2013, the Company issued 90,765 shares to outside consultant. The shares were value at $61,085 which is based on the fair market value on date of grant.

STOCK OPTIONS

The Company has in place a stock option plan for the benefit of consultants and employees. The Company had not granted any options to acquire common shares under the plan at April 30, 2014 (2013 – nil).

COMMITMENT TO ISSUE COMMON SHARES

The Company is committed to issue 77,000 shares of the company valued at $38,500 at the time of the commitment.

NOTE 8 - CONVERSION OF DEBT

During the year ended July 31, 2013 the Company settled $467,109 in debt for the issuance of 8,242,180 shares of common stock fairly valued according to GAAP at a fair market value of $8,407,023. The fair valuation resulted in a loss on conversion of $7,939,914.

NOTE 9 - SUBSEQUENT EVENTS AND CONTINGENCIES

On April 16, 2015, the Company entered into promissory note agreements to settle with two of its related party creditors. The terms of the Promissory Notes are as follows:

	Promissory Note #1	Promissory Note #2
Principal amount of note	$145,150	$189,150
Interest rate	5%	5%
Term	1 year	1 year
Security	Unsecured	Unsecured
Convertibility debt per share	$0.01	$0.01

There were no events of a material nature known to the Company and not disclosed in these financial statements at July 31, 2014 through the date of issuance of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of July 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

David Ashby	64	President, CEO and Director appointed January 24, 2013

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2014:

		Annual Compensation							Long Term Compensation
Name	Title	Year	Salary ($)		Bonus		Other Annual Compensation		Restricted Stock Awarded		Options/* SARs (#)		LTIP payouts ($)		All Other Compensation
David Ashby	President and director (from January 24, 2013)	2013 2014	$ $	0 0	$ $	0 0	$ $	14,000 84,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

Peter E. Wudy	President and director	2012		$0		$0		$90,000*		$0		$0		$0		$0
	(from May 11, 2010 to January 24, 2013)	2013		$0		$0		$22,500		$0		$0		$0		$0

Dr. Alan Fields	Director (resigned)	2012		$12,000		$0		$0		$0		$0		$0		$0

* $60,000 accrued as payable

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Violet Rose Holdings Ltd. 10951 – 96th Ave, Grande Prairie Alberta	700,000	6.2%

	Alita Capital Partners Inc 201 – 127 Commercial Drive, Calgary Alberta	2,463,840	21.9%

	Bear Creek Gravel Inc 1559 Pritchard Street, Westbank British Columbia	1,430,160	12.7%

	Fairway Mobile Homes Ltd 1680 Ross Road, Kelowna British Columbia	1,073,180	9.5%

	Turon Capital Partners Inc 403 – 2877 Paradise Road, Las Vegas Nevada	2,400,000	21.3%

	D. Ashby Marketing Corp.(2) 3079 Ourtoland Drive, , Kelowna British Columbia	1,000,000	9.5%

	Total	9,067,180	80.5%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2) David Ashby, President of the Company is the controlling shareholder of D. Ashby Marketing Corp.

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

For the year ended July 31, 2014, the total fees charged to the company for reviews was $17,500.

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

Green Hygienics Holdings Inc.

April 30, 2015	By:	/s/ David Ashby
David Ashby
President, Director, (Principal) Chief Executive Officer and Acting Chief Financial Officer

