Form 10-Q
period 2014-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2015-05-11
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

250-878-7333
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,039,078 common shares issued and outstanding as of April 30, 2015

Aggregate market value of voting common equity held by non-affiliates as of April 30, 2015: $150,000 approximately

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.

Balance Sheets

	As of	As of
	October 31	July 31
	2014 (Unaudited)	2014 (Unaudited)
Assets
Current assets
Cash	$3,240	$3,361

Total current assets	3,240	3,361
Total Assets	$3,240	$3,361

Liabilities
Current liabilities
Accounts payable	$40,471	$38,475
Management fees payable	-	-
Convertible notes payable to related party, net of discount of $39,049 and $78,699 respectively	76,886	37,537
Loan payable to related party	258,636	256,605

Total current liabilities	375,993	332,617
Total Liabilities	375,993	332,617

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 common shares authorized 11,269,078 shares issued October 31, 2014 (11,269,078 issued July 31, 2014)	11,269	11,269
Additional paid-in capital	15,270,381	15,257,343
Stock payable	39,750	39,750
Deficit	(15,694,153)	(15,637,618)
Total stockholders' deficit	(372,753)	(329,256)

Total liabilities and stockholders' deficit	$3,240	$3,361

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.

Statements of Operations

 (Unaudited)

	For the three months ended October 31, 2014	For the three months ended October 31, 2013

Revenue	$-	$-

Expenses:
Communications expenses	-	4,559
Human resource expenses	-	29,500
Office and administration expenses	121	93
Professional costs	1,996	29,617
Total Expenses	2,117	63,769

Net loss from operations before other :	(2,117)	(63,769)

Interest on debt	(50,918)	(3,646)
Net loss before income tax	(53,035)	(67,415)
Provision for income tax	-	-
Net Income (Loss)	$(53,035)	$(67,415)

Basic & Diluted (Loss): per Common Share	$(0.00)	$(0.01)
Weighted Average Number: of Common Shares	11,269,080	9,298,313

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.

Statements of Cash Flows

 (unaudited)

	For the three months ended October 31, 2014	For the three months ended October 31, 2013
Cash Flow from Operating Activities
Net loss	$(53,035)	$(67,415)
Adjustments to reconcile net loss to net cash used:
Imputed interest on related party loan	9,538	3,646
Amortization of discount on convertible debt	39,349	-
Changes in:
Accounts payable	1,997	1,636
Net cash used in operating activities	(2,151)	(62,133)

Cash Flow from Investing Activities	-	-
Net cash used in investing activities	-	-

Cash Flow from Financing Activities
Funds borrowed from related party	2,030	1,721
Loans repaid to related party	-	(3,000)
Proceeds from shares subscribed for cash	-	60,000
Net cash provided by financing activities	2,030	58,721

Change in cash for the period	(121)	(3,412)
Cash at beginning of period	3,361	4,324
Cash at end of period	$3,240	$912

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.

Footnotes to the Financial Statements

October 31, 2014

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2014 the Company had $3,240 in cash or cash equivalents (July 31, 2014 cash of $3,361).

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of October 31, 2014 and July 31, 2014:

	Fair Value Measurement at October 31, 2014			Fair Value Measurement at July 31, 2014
Financial Instrument	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash	$3,240	$-	$-	$3,361	$-	$-
Liabilities:
Accounts payable	$-	$40,471	$-	$-	$38,475	$-
Loan payable to related party	$-	$334,862	$-	$-	$294,142	$-

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

The Company has $2,946,429 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes and had no uncertain tax positions as at October 31, 2014.

Net deferred tax assets consist of the following components as of:

	October 31,	July 31,
	2014	2014
NOL Carryover	$1,001,786	$1,000,376
Valuation allowance	(1,001,786)	(1,000,376)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2014 and 2013, the Company had no potentially dilutive shares.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $10,609,441 for the period from June 12, 2008 (inception) to October 31, 2014 and has generated minimal revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2014 the Company accrued and paid management fees of $0 to a director of the Company for services as an officer of the Company (2013 - $21,000). At October 31, 2014 the director is owed $70,774 which has been settled as a Note Payable (see Note 6). These debt to directors are unsecured, non interest bearing and with no fixed terms of repayment.

As of October 31, 2014, the Company has an outstanding balance due to related party of $258,638 (July 31, 2014 - $256,605). For the three months ended October 31, 2014 the Company recorded $9,538 in imputed interest expense as a credit to Additional Paid in Capital.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

On December 10, 2013, The Company entered into a note payable agreement with a related party for a principal balance of $44,353; the debenture payable is unsecured, bears simple interest at 10% per annum, is due in full December 9, 2014 and is convertible to common shares at $0.50 per share. The Company recorded a discount of $20,571 due to this beneficial conversion feature. The discount was accrued over the term of the note, and the net note balance as of October 31, 2014 was $41,500. During the three months ended October 31, 2014 the Company recorded interest expense to amortization the discount of $3,963 and accrued interest of $1,146 on the Note.

On July 31, 2014, the Company entered into a note payable agreement with a related party for the principal balance of $70,774; the promissory note is unsecured, bears simple interest at 5% per annum, is due in full on January 31, 2015 and is convertible to common shares at $0.003 per share. The Company recorded a discount of $70,774 due to this beneficial conversion feature. During the three months ended October 31, 2014 the Company recorded interest expense to amortization the discount of $35,387 and accrued interest of $885 on the Note. The note balance as of October 31, 2014 was $70,774 (July 31, 2014 - $0).

NOTE 7 - COMMON STOCK

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

There was no shares issued during the quarter ended October 31, 2014.

COMMITMENT TO ISSUE COMMON SHARES

The Company is committed to issue 77,000 shares of the company valued at $38,500 at the time of the commitment.

NOTE 8 - SUBSEQUENT EVENTS

On April 16, 2015, the Company entered into promissory note agreements to settle with two of its related party creditors. The terms of the Promissory Notes are as follows:

	Promissory Note #1	Promissory Note #2
Principal amount of note	$145,150	$189,150
Interest rate	5%	5%
Term	1 year	1 year
Security	Unsecured	Unsecured
Convertibility debt per share	$0.01	$0.01

There were no other events subsequent to the date of these financial statements which would have had a material effect on the financial statements at October 31, 2014.

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

Comparison of Operations for October 31, 2014 with October 31, 2013

We incurred operating losses of $15,694,153 from date of incorporation June 12, 2008 to the period ended October 31, 2014. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Three months ended
Expense	10/31/2014	10/31/2013	Change	Explanation
Administration fees	-	8,500	(8,500)	Consulting agreement cancelled in Q1-15
Management fees	-	21,000	(21,000)	Management fees cancelled in Q1-15
Development subcontractors	-	14,451	(14,451)	Consultant for wind turbines in Q1-14
Interest	50,918	3,646	47,272	Increase in interest due to increase in related party indebtedness
Other	2,117	19,818	(17,701)

Net loss for period	$53,035	$67,415	$(14,380)

In 2013, our auditors issued a going concern opinion. Little has changed in 2014 or the quarter ended October 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the quarter ended October 31, 2014 and the year ended July 31, 2014.

Balance Sheet Data:	2014	2013
Cash	$3,240	$3,361
Total assets	$3,240	$3,361
Total liabilities	$375,993	$332,618
Shareholders' (deficit)	$(372,753)	$(329,257)

Liquidity and Capital Resources

Our cash balance at October 31, 2014 was $3,240 (July 31, 2014 - $3,361) with outstanding liabilities of $375,993 (July 31, 2014 - $332,618).

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. We have raised no funds during the current quarter. During the year ended July 31, 2014 we raised $228,750 in equity and increased our debt to a related party by $110,916. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at October 31, 2014 and 2013, our company had no potentially dilutive shares.

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

As of October 31, 2014 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Mine Safety Procedures

Not applicable.

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

