Form 10-Q
period 2015-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2015-05-11
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐Yes   ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,269,080 common shares issued and outstanding as of April 30, 2015

Aggregate market value of voting common equity held by non-affiliates as of April 30, 2015: $150,000 approximately

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.

Balance Sheets

	As of	As of
	January 31,	July 31,
	2015 (Unaudited)	2014 (Unaudited)
Assets
Current assets
Cash	$3,067	$3,361

Total current assets	3,067	3,361

Total Assets	$3,067	$3,361

Liabilities
Current liabilities
Accounts payable	$41,221	$38,475
Convertible notes payable to related parties, net of discount of $0 and $78,699 respectively	111,020	37,537
Loan payable to related party	258,334	256,605

Total current liabilities	417,575	332,617

Total Liabilities	417,575	332,617

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 common shares authorized 11,269,078 shares issued January 31, 2015 and July 31, 2014	11,269	11,269
Additional paid-in capital	15,279,919	15,257,343
Stock payable	39,750	39,750
Deficit	(15,745,446)	(15,637,618)
Total stockholders' deficit	(414,508)	(329,256)

Total liabilities and stockholders' deficit	$3,068	$3,361

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

EXPENSES

Communication expenses	-	2,411	-	6,971
Human resources	-	1,683,358	-	1,712,858
Office and administration	172	2,121	293	2,214
Professional expenses	750	149,124	2,746	178,740
Total Expenses	922	1,837,014	3,039	1,900,783

Net loss from Operations before Other Expense:	(922)	(1,837,014)	(3,039)	(1,900,783)

Option payment	-	(150,000)	-	(150,000)
Interest on debt	(50,370)	(5,038)	(101,288)	(8,684)

Net loss before income tax	(51,292)	(1,992,052)	(104,327)	(2,059,467)
Provision for income tax	-	-	-	-

Net Loss	$(51,292)	$(1,992,052)	$(104,327)	$(2,059,467)

Basic and diluted loss per share	$(0.00)	$(0.18)	$(0.01)	$(0.21)

Weighted average number of shares outstanding	11,269,080	10,785,404	11,269,080	10,041,859

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.

Statements of Cash Flows

(Unaudited)

	For the six months ended January 31, 2015	For the six months ended January 31, 2014
Cash Flow from Operating Activities
Net loss	$(104,327)	$(2,059,467)
Adjustments to reconcile net loss to net cash used:
Discount Amortization	82,212	2,120
Stock based compensation	-	1,325,885
Imputed interest	19,076	5,460
Loss on settlement of accounts payable	-	432,950
Changes in:
Accounts payable and accrued expenses	2,745	135.879
Management fees payable	-	24,000
Net cash used in operating activities	$(293)	$(133,173)

Cash Flow from Investing Activities
Deposit paid	$-	$(73,800)
Net cash used in investing activities	$-	$(73,800)
Cash Flow from Financing Activities

Proceeds from note payable	$-	$44,985
Proceed from related party	-	26,088
Repayment of related party note	-	(3,060)
Proceeds from shares issued for cash	-	153,750
Proceeds from shares issued to founders	-	-
Net cash provided by financing activities	$-	$221,763

Change in cash for the period	(293)	14,790
Cash at beginning of period	3,361	4,324
Cash at end of period	$3,067	$19,114

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-
Non cash transactions:
Conversions of debt	$-	$-
Discount on convertible note	$-	$20,571
Settlement of AP by issuance of common shares	$-	$114,250

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.

Footnotes to the Financial Statements

January 31, 2015

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2015 the Company had $3,067 in cash or cash equivalents (July 31, 2014 cash of $3,361).

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

 The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of January 31, 2015 and July 31, 2014:

	Fair Value Measurement at January 31, 2015			Fair Value Measurement at July 31, 2014
Financial Instrument	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash	$3,067	$-	$-	$3,361	$-	$-
Liabilities:
Accounts payable	$-	$41,221	$-	$-	$38,475	$-
Loan payable to related party	$-	$376,354	$-	$-	$294,142	$-

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

The Company has $2,945,321 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes and had no uncertain tax positions as at January 31, 2015.

Net deferred tax assets consist of the following components as of:

	January 31,	July 31,
	2015	2014
NOL Carryover	$1,001,409	$1,000,376
Valuation allowance	(1,001,409)	(1,000,376)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2015 and 2014, the Company had no potentially dilutive shares.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $15,745,446 for the period from June 12, 2008 (inception) to January 31, 2015 and has generated minimal revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement, convertible debenture and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In 2014, the Company paid $98,800 in cash and has expensed this payment as an Option Expense.

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

During the six months ended January 31, 2015 the Company accrued and paid management fees of $0 to a director of the Company for services as an officer of the Company (2014- - $42,000). At January 31, 2015 the director is owed $70,774 which has been settled as a Note Payable (see Note 6). These debt to directors are unsecured, non interest bearing and with no fixed terms of repayment.

As of January 31, 2015, the Company has an outstanding balance due to related party of $258,335 (July 31, 2014 - $256,605). For the six months ended January 31, 2015 the Company recorded $19,076 in imputed interest expense as a credit to Additional Paid in Capital.

NOTE 5– CONVERTIBLE PROMISSORY NOTES

On December 10, 2013, The Company entered into a note payable agreement with a related party for a principal balance of $44,353; the debenture payable is unsecured, bears simple interest at 10% per annum, is due in full December 9, 2014 and is convertible to common shares at $0.50 per share. The Company recorded a discount of $20,571 due to this beneficial conversion feature. The discount has been fully accrued over the term of the note, and the note balance as of January 31, 2015 is $45,462. During the six months ended January 31, 2015 the Company recorded interest expense to amortization the discount of $7,925 and accrued interest of $1,730 on the Note.

On July 31, 2014, the Company entered into a note payable agreement with a related party for the principal balance of $70,774; the promissory note is unsecured, bears simple interest at 5% per annum, is due in full on January 31, 2015 and is convertible to common shares at $0.003 per share. The Company recorded a discount of $70,774 due to this beneficial conversion feature. During the six months ended January 31, 2015 the Company has recorded interest expense to amortization the total discount of $70,774 and accrued interest of $1784 on the Note. The note balance as of January 31, 2015 was $70,774 (July 31, 2014 - $70,774).

NOTE 6 - COMMON STOCK

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

There was no shares issued during the quarter ended January 31, 2015.

COMMITMENT TO ISSUE COMMON SHARES

The Company is committed to issue 77,000 shares of the company valued at $38,500 at the time of the commitment.

NOTE 7 – SUBSEQUENT EVENTS

On April 16, 2015, the Company entered into promissory note agreements to settle with two of its related party creditors. The terms of the Promissory Notes are as follows:

	Promissory Note #1	Promissory Note #2
Principal amount of note	$145,150	$189,150
Interest rate	5%	5%
Term	1 year	1 year
Security	Unsecured	Unsecured
Convertibility debt per share	$0.01	$0.01

There were no other events subsequent to the date of these financial statements which would have had a material effect on the financial statements at January 31, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in the development stage and have not generated any revenues to date.

Comparison of Operations for the six month period ended January 31, 2015 with January 31, 2014

We incurred operating losses of $15,745,446 from date of incorporation June 12, 2008 to the period ended January 31, 2015. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss for the six month and three months period are as follows:

	Six months ended
Expense	1/31/2015	1/31/2014	Change	Explanation

Administration fees	-	38,527	(38,527)	Cancelled administration contract
Director fees	-	1,632,331	(1,632,331)	1 million shares paid to director and officer valued at $1.632 million.
Management fees	-	42,000	(42,000)	Cancelled management fees
Business development	1,873	22,713	(20,841)	Fees were for wind turbine development. Project has been cancelled
Consulting fees	-	45,383	(45,383)	Fees were for wind turbine development. Project has been cancelled
Development subcontractors	-	14,451	(14,451)	Fees were for wind turbine development. Project has been cancelled
Option expenses	-	150,000	(150,000)	Option payment for wind turbines
Interest	101,288	6,398	94,890	Increase in interest due to increase in related party indebtedness
Other	1,167	107,665	(106,499)

Net loss for period	$104,327	$2,059,467	$(1,955,140)

	Three months ended
Expense	1/31/2015	1/31/2014	Change	Explanation

Administration fees	-	30,027	(30,027)	Cancelled administration contract
Director fees	-	1,632,331	(1,632,331)	1 million shares paid to director and officer valued at $1.632 million.
Management fees	-	21,000	(21,000)	Cancelled management fees
Business development	-	20,994	(20,994)	Fees were for wind turbine development. Project has been cancelled
Consulting fees	-	45,383	(45,383)	Fees were for wind turbine development. Project has been cancelled
Option expenses	-	150,000	(150,000)	Option payment for wind turbines
Interest	50,370	6,398	43,973	Increase in interest due to increase in related party indebtedness
Other	922	85,920	(84,998)

Net loss for period	$51,292	$1,992,052	$(1,940,760)

In 2013, our auditors issued a going concern opinion. Little has changed in 2014 or the quarter ended January 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the quarter ended January 31, 2015 and the year ended July 31, 2014.

Balance Sheet Data:	January 31, 2015	July 31, 2014
Cash	$3,067	$3,361
Total assets	$3,067	$3,361
Total liabilities	$417,575	$332,618
Shareholders' (deficit)	$(414,508)	$(329,257)

Liquidity and Capital Resources

Our cash balance at January 31, 2015was $3,067 (July 31, 2014 - $3,361) with outstanding liabilities of $417,575 (July 31, 2014 - $332,618).

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

As of January 31, 2015 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (who is also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_________________

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

