Form 10-Q
period 2015-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2015-06-19
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-54338

GREEN HYGIENICS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2801338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 4, 690 McCurdy Road, Kelowna, B.C., Canada V1X 2P5

(Address of principal executive offices) (Zip Code)

1-250-878-7333

(Registrant’s telephone number, including area code)

________________________________________________________________

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

11,369,078 common shares issued and outstanding as of April 30, 2015

Aggregate market value of voting common equity held by non-affiliates as of May 15, 2015: $150,000 approximately

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.

Balance Sheets

	As of	As of
	April 30	July 31
	2015	2014
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash	$12,324	$3,361

Total current assets	12,324	3,361

Total Assets	$12,324	$3,361

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$74,314	$38,475
Convertible note payable to related party, net of discount $0 and $70,774, respectively	404,924	37,537
Loans payable to related party	479,238	256,605

Total current liabilities	479,238	332,617

Total Liabilities	479,238	332,617

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 Common Shares Authorized 11,269,078 Common Shares Issued and Outstanding as of April 30, 2015 and July 31, 2014, respectively	11,269	11,269
Additional paid-in capital	15,276,419	15,257,343
Stock payable	39,750	39,750
Deficit accumulated during development stage	(15,794,352)	(15,637,618)
Total stockholders’ deficit	(466,914)	(329,256)

Total liabilities and stockholders’ deficit	$12,324	$3,361

The accompanying condensed notes are an integral part of these financial statements.

GREEN HYGIENICS HOLDINGS INC.

Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

EXPENSES
Communication expenses	2,500	12,827	2,500	19,798
Human resources	-	46,000	-	1,758,858
Office and administration	243	419	537	2,633
Professional fees	18,000	18,034	20745	128,750
Total Expenses	20,743	77,281	23,782	1,910,039

Net loss from operations before other expense	(20,743)	(77,281)	(23,782)	(1,910,039)

Option expense	-	(98,800)	-	(248,800)
Interest on debt	(31,663)	(16,562	(132,952)	(22,960)

Net loss before income tax	(52,407)	(192,643)	(156,734)	(2,181,799)
Provision for income tax	-	-	-	-

Net Loss	$(52,407)	$(192,643)	$(156,734)	$(2,181,799)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.21)	$(0.21)

Weighted average number of shares outstanding	11,269,080	11,158,426	11,269,080	10,444,816

The accompanying condensed notes are an integral part of these financial statements.

 GREEN HYGIENICS HOLDINGS INC.

Statements of Cash Flows

(unaudited)

	For the nine months ended April 30, 2015	For the nine months ended April 30, 2014
Cash Flow from Operating Activities
Net loss	$(156,734)	$(2,181,799)
Adjustments to reconcile net loss to net cash used:
Imputed interest	19,076	13,836
Amortization on discount on beneficial debt conversion	82,212	-
Shares payable for finders’ fees	-	39,750
Stock based compensation	-	1,325,865
Option Payments	-	248,800
Loss on settlement of accounts payable	-	556,922
Changes in:
Accounts payable and accrued liabilities	34,409	619
Management fees payable	-	15,188
Net cash used in operating activities	(21,036)	19,181

Cash Flow from Investing Activities
Option payment	$-	$(248,800)
Net cash used in investing activities	$-	$(248,800)

Cash Flow from Financing Activities
Repayment of related party debt	-	(3,060)
Proceeds from shares issued for cash	-	228,750
Loans payable to related party	30,000	82,091
Finders’ fees paid	-	(79,002)
Net cash provided by financing activities	$30,000	$228,779

Change in cash for the period	8,963	(840)
Cash at beginning of period	3,361	4,324
Cash at end of period	$12,324	$3,484

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

 GREEN HYGIENICS HOLDINGS INC.

Footnotes to the Financial Statements

April 30, 2015

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2015 the Company had $12,324 in cash or cash equivalents (July 31, 2014 cash of $3,361).

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of April 30, 2015 and July 31, 2014:

	Fair Value Measurement at April 30, 2015			Fair Value Measurement at July 31, 2014
Financial Instrument	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash	$12,324	$-	$-	$3,361	$-	$-
Liabilities:
Accounts payable	$-	$74,314	$-	$-	$38,475	$-
Loan payable to related party	$-	$404,924	$-	$-	$294,142	$-

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

The Company has $2,997,728 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes and had no uncertain tax positions as at April 30, 2015.

Net deferred tax assets consist of the following components as of:

	April 30	July 31,
	2015	2014
NOL Carryover	$1,019,227	$1,000,376
Valuation allowance	(1,019,227)	(1,000,376)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at April 30, 2015 and 2014, the Company had no potentially dilutive shares.

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $15,745,446 for the period from June 12, 2008 (inception) to April 30, 2015 and has generated minimal revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement, convertible debenture and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

During the nine months ended April 30, 2015 the Company accrued and paid management fees of $0 to a director of the Company for services as an officer of the Company (2014- - $63,000). At April 30, 2015 the director is owed $70,774 which has been settled as a Note Payable (see Note 6). These debt to directors are unsecured, non interest bearing and with no fixed terms of repayment.

As of April 30, 2015, the Company has an outstanding balance due to related parties of $258,335 (July 31, 2014 - $256,605). For the nine months ended April 30, 2015 the Company recorded $19,076 in imputed interest expense as a credit to Additional Paid in Capital. On April 15, 2015, the Company entered into a settlement agreement for $189,150 and $145,000 respectively which has been settled as a Note Payable (see Note 5).

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

On December 10, 2013, The Company entered into a note payable agreement with a related party for a principal balance of $44,353; the debenture payable is unsecured, bears simple interest at 10% per annum, is due in full December 9, 2014 and is convertible to common shares at $0.50 per share. The Company recorded a discount of $20,571 due to this beneficial conversion feature. The discount has been fully accrued over the term of the note, and the note balance of $45,462 was part of a $189,150 settlement agreement, whereby, the Company has agreed to issue a 5% Promissory Note, convertible into shares at $0.01 per share. The Note has a term of 1 year and was issued on April 15, 2015.

On April 15, 2015, the Company agreed to is issue a $145,000 promissory note as settlement for debts owed. The promissory note is for one year and bears a 5% interest. The Note is convertible into shares at $0.01 per share.

On July 31, 2014, the Company entered into a note payable agreement with a related party for the principal balance of $70,774; the promissory note is unsecured, bears simple interest at 5% per annum, is due in full on April 30, 2015 and is convertible to common shares at $0.003 per share. The Company recorded a discount of $70,774 due to this beneficial conversion feature. During the six months ended January 31, 2015 the Company has recorded interest expense to amortization the total discount of $70,774 and accrued interest of $1784 on the Note. The note balance as of April 30, 2015 was $70,774 (July 31, 2014 - $70,774).

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

There was no shares issued during the nine months ended April 30, 2015.

COMMITMENT TO ISSUE COMMON SHARES

The Company is committed to issue 77,000 shares of the company valued at $38,500 at the time of the commitment.

NOTE 7 - SUBSEQUENT EVENTS

There were no other events subsequent to the date of these financial statements which would have had a material effect on the financial statements at April 30, 2015.

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

During the year ended July 31, 2014 the Company has made additional trips to Fortaleza in the state of Ceara, Brazil in the furtherance of its Clean Technology Solutions and secured the option to acquire twelve 2 megawatt wind turbines. We have established and continue to advance relationships with local (Brazil) entrepreneurs and businesses with the intention of establishing a wholesale distribution company for cleantech products and to supply or look at building wind and solar farms for power generation. The option holder of the turbines has not met the terms of the Option to Purchase Agreement and the Company and consequently the Company has not proceeded in this business at this time.

The Company continues to advance its relationship with existing cash flow businesses in the oil and gas industry and has ceased its continued to support the advancement to commercialization of the Aartha redux flow battery and has expensed its investment in this option.

We anticipate that we will incur $100,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months. We had $12,324 in cash reserves as of the period ended April 30, 2015.

Plan of Operation

We are raising additional capital to finance our business operations. No final decisions regarding financing have been made at this time. It is anticipated that funding for the Company will come from one or more of the following means such as engaging in an offering of our stock; locating a joint venture partner or partners; or engaging in borrowing. We intend to use any funds raised to continue to assess business opportunities

We had $12,324 in cash on hand as of April 30, 2015. This cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we need to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated minimal revenue to date. Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no revenues are anticipated until we begin meeting the objectives of our business plan. There is no assurance we will ever reach that stage.

Results of Operations

	April 30, 2015	July 31, 2014
Current Assets	$12,324	$3,361
Total Assets	$12,324	$3,361
Current Liabilities	$478,238	$332,618
Total Liabilities	$478,238	$332,618
Stockholders' Equity (Deficiency)	$(466,914)	$(329,257)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2015 we have generated only nominal revenues, insufficient to meet our financing needs.

Expenses

Our expenses for the three months ended April 30, 2015 were $52,407 compared to $192,643 during the same period in 2014. Our expenses for the nine months ended April 30, 2015 were $156,734 compared to $1,910,039 during the same period in 2014 (the 1,000,000 issued to a director were valued at $1,758,858). The reason for our decrease in expenses during 2015 was due shares being issued for services rendered in 2014 compared none to 2014.

Net Loss

Our net loss for the three months ended April 30, 2015 was $(52,407) compared to a net loss of $(192,643) during the same period in 2014. In 2014 the Company wrote off its option payment of $98,800.

Our net loss for the nine months ended April 30, 2015 was $(156,734) compared to a net loss of $(2,181,799) during the same period in 2014. In 1914 the loss is due to shares being issued to pay for services. The shares issued had a market value greater than the liabilities by an amount of $1,758,858. During the year the Company also wrote off its option payments of $248,800.

Liquidity and Capital Resources

We had $12,324 in cash on hand as of April 30, 2015. This cash balance is insufficient to fund our levels of operations for the next twelve months. The Company has incurred a net loss of $15,794,352 for the period from June 12, 2008 (inception) to April 30, 2015 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at April 30, 2015 and 2014, our company had no potentially dilutive shares.

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

As of April 30, 2015 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (who is also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

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

___________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Hygienics Holdings Inc.

Date: June 18, 2015	By:	/s/ Rick Powell
Rick Powell
Chief Executive Officer, Chief Financial Officer and Director, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

