Form 10-K
period 2015-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2015-08-19
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Aggregate market value of voting common equity held by non-affiliates as of August 17, 2015: $3,045,629 approximately.

As of August 17, 2015 the registrant had 33,107,785 shares of common stock issued and outstanding.

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

On July 24, 2012 the Company changed its name to Green Hygienics Holdings Inc. and, on the same date, reverse split both its issued and outstanding shares of common stock on a two thousand old for one new basis (1:2,000). On June 2, 2005, the company completed a reverse split on its issued shares of common stock on the basis of two hundred old for one new basis (1:200).

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

During the years 2009 to June 3, 2015 the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. The Company was negotiating to transfer to the former President of the Company all of its rights to and interests in its mixed martial arts program (Takedown), including any and all Takedown assets, in return for the forgiveness of a liability of $29,812 owing to the former President of the Company.

On April 16, 2015, Wilderness Custom Exteriors Ltd., a construction company from Kelowna, British Columbia, specializing in the construction of marijuana growing operations, acquired the $189,150 Promissory Note from Mr. David Harris, and acquired the $145,000 Promissory Note from Zircon Ventures Inc.(hereinafter collectively referred to as the Notes.) On June 2, 2015, the Company received instructions from Wilderness Custom Exteriors Ltd. to accept as payment in full of the Notes including accrued interest, by issuing 30,000,000 shares of common stock. On June 3, 2015, the Company issued 15,000,000 shares of common stock to Wilderness Custom Exteriors Ltd. and 15,000,000 shares of common stock to Richard Powell, a businessman located in Kelowna, British Columbia.

On June 3, 2015, through the expertise of its new management, Mr. Rick Powell and Mr. Jim Loseth, we entered into the commercial indoor cultivation business specializing in the construction of cannabis growing facilities and the management thereof. Currently, we are planning to obtain contracts to build marijuana growing operations for third parties.

We build pre-fabricated buildings which meet new mandatory fire and energy codes with structural products that are fire, rot, mold, and termite resistant. Our, pre-fabricated Green Hygienics material render the electrical, mechanical and HVAC engineering and installation more efficiently than conventional construction methods. This cuts the initial set up cost and time. Utilizing a sterile growing environment increases the likelihood of meeting requisite quality assurance standards. We use a soilless, scalable, production system. This provides the low running costs and high yielding required to produce the both quality of product, but volume consistently, while maintaining the possible lowest carbon footprint.

We had $2,966 in cash reserves as of the year ended July 31, 2015. We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $100,000 per month ($1,200,000) to provide the funds necessary to bring to market our proprietary methods of facility construction and management.

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

PRODUCTS AND SERVICES

During the years 2009 to June 3, 2015 the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. The Company was never able to close asset acquisition agreements due to a lack of funding. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for materials. There is no need for government approval of our products and services.

On June 3, 2015, through the expertise of its new management, we entered into the commercial indoor cultivation industry. Currently, we are seeking contracts to build marijuana growing operations. In the cannabis agri-business in which the Company has entered, we face competition from other existing companies in all aspects of our business. Many of our competitors have substantially larger financial and other resources than we have. Factors that affect our ability to build and manage the indoor cultivation industry include available funds, lack of a direct history of providing these services, and our limited number of employees.

British Columbia has been a leader in indoor cultivation since the 1980s. There are three distinct methods of growing indoors:

•	Peat based soil mixtures for roots are best for nurseries for flowers and shrubs;
•	Hydroponics, where the root systems are immersed in water, are best for wet weight produce such as tomatoes, peppers and cucumbers.
•	Aeroponics, where the roots hang in the air (in a chamber) and are misted by way of high pressure pumps, are best for dry weight products such as leafy greens, herbs, and cannabis.

All mediums for growing crops strive to deliver water, balance nutrients, and oxygen to their plant. Indoor systems offer the grower more control of the environment. Most cannabis growing operations have their root systems based either in soil or in water.

The reasons for this is that it is the capital expenditures to set up such systems indoors is far less expensive than building an aeroponics based system. Also the management skills required to manage such non-aeroponics based systems is minimal.

We are experts in using aeroponics. Unlike any other system, aeroponics provides a completely controlled environment. Our proprietary growing system provides direct feed to the aeroponics based root system, it provides an enclosed air system for the entire plant. A centralized monitoring system ensures optimal temperature and ideal nutrients are delivered continually and consistently to the plants. This results in optimal growing conditions, superior quality, and superior yields. Our management system is designed to train employees to monitor the system to ensure continued optimality.

Although aeroponic technology was developed in the 1930s, world-wide more and more large-scale urban crop production are now being cultivated through this technology. As the aeroponics provides a controlled environment which encompass the following:

•	a consistent cannabis crop;
•	intelligent growth lights and natural light;
•	air filtration and circulation systems for controlling heat buildup (from the lights) and eliminate exhaust odors
•

aeroponic designed to ensure both water, oxygen, and nutrient management systems; and a computer control systems to which provide ideal levels of nutrients, lights, air circulation, oxygen, and moisture requirements at all times.

Advantages of the aeroponics systems are:

•	Faster growth
•	Higher yields
•	Better quality.
•	Reduced labour cost
•	Reduced risk of disease and pests
•	Reduced nutrient costs
•	Reduced water requirements.
•	Scalable application
•	Less space and easier mobility of crops
•	Crops easier to harvest.

MARKETS AND CUSTOMERS

Our market and our potential customers are third party companies which wish to invest in cannabis growing operations. Currently, there are approximately 30 licensed growers of dried and fresh cannabis in Canada, each is a prospective client. In the United States, as of November 12, 2014, there were 22 states and the District of Columbia which allowed its residents to use medical marijuana. Additionally, voters in the states of Colorado, Alaska, Oregon and Washington approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.

Regardless of this, according to a report obtained by The Huffington Post, legalized marijuana use is the fastest-growth industry in the United States and if the trend towards legalization spreads to all 50 states, marijuana could become larger than the organic food industry. Researchers from the ArcView Group, a cannabis industry investment and research firm based in Oakland, California, found that the U.S. market for legal cannabis grew 74% in 2014 to $2.7 billion, up from $1.5 billion in 2013.

The group surveyed hundreds of medical and recreational marijuana retailers in states where sales are legal, as well as ancillary business operators and independent cultivators of the plant, over the course of seven months during 2013 and 2014. ArcView also compiled data from state agencies, non-profit organizations and private companies for a more complete look at the marketplace. According to the executive summary of the third edition of the State of Legal Marijuana Markets, the CEO stated that “in the last year, the rise of the cannabis industry went from an interesting cocktail conversation to being taken seriously as the fastest growing industry in America. At this point, it’s hard to imagine that any serious businessperson who is paying attention hasn’t spent some time thinking about the possibilities in the market”.

We strongly believe that low cost, high quality producers of cannabis which utilize the aeroponics growing methods will be the ultimate winners and the only survivors as cannabis production, marketing, and consumption become mainstream over the next decade.

COMPETITION

Although the construction industry is highly competitive, there are no contractors experienced in building aeroponic facilities in the Pacific Northwest. We have over 25 years’ experience building and managing aeroponic based systems.

But the construction industry is highly competitive by nature, consequently, several facilities may be built using less than optimal plans. It is our belief that because these building are not built to the highest specifications that the underlying operations will fail. It is our belief that our proprietary designs utilizing aeroponics, will result in the highest quality, the greatest efficiency, and the least cost.

REGULATORY CONSIDERATIONS

With respect to our proposed entry to the cannabis growing industry, should the federal government legalize marijuana for medical use in the United States, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including CGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and/or our tenants may be unable to continue to operate their and our business in its current form or at all.

EMPLOYEES

The Company has two contractors its management team of Rick Powell and Jim Loseth.

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

Business Risks:

We are entering into a new business, the construction of cannabis growing facilities, and we expect to incur operating losses for the foreseeable future.

We were incorporated on June 12, 2008. We have no way to evaluate the likelihood that our business will be successful. We have earned minimal revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by fledging construction companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the regulatory hurdles required to obtain the permits to build cannabis growing facilities. These potential problems include, but are not limited to, unanticipated problems relating to obtaining permits; maintaining the regulatory standards required to manage and operate a cannabis growing facility; the recruiting, management, and retaining of suitable staff to conduct the horticulture activities; and additional costs and expenses that may exceed current estimates. Prior to completion of the construction of our facilities, we anticipate that we will incur increased operating expenses without any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if there is no market for the cannabis, that we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn significant revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have accrued accumulated net losses of $15,826,643 at July 31, 2015. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because of the unique difficulties and uncertainties inherent in cannabis growing facility construction and management industry, we face a high risk of business failure.

You should be aware that the cannabis growing industry is a new industry. Consequently, the likelihood that there will be a high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the regulatory environment in which we must adhere to. These potential problems include, but are not limited to, unanticipated problems relating to obtaining a building permits, licenses to grow cannabis, the ability to market the cannabis grown. If the results of our program do not reveal viable commercialization options, we may decide to abandon our venture into the cannabis growing industry. Our ability to continue in the cannabis growing industry will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

Because of the inherent dangers involved in cannabis growing construction industry and the management of the facilities, there is a risk that we may incur liability or damages as we conduct our business.

The growing of cannabis involves numerous hazards. As a result, we may become subject to liability for such hazards, which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned program and/or obtain additional financing to fund our program.

As we undertake the construction of cannabis growing facilities, we will be subject to compliance with government regulation that may increase the anticipated cost of our program.

There are several governmental regulations that could materially increase the costs of managing the facilities. We will be subject to regulations and laws as we carry out our program. We will require licences to grow and develop the cannabis in the United States and Canada. We will construct secured facilities to conduct the growing operations. Regulations will control all aspects of the movement of the cannabis and security of the premises. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our growing operations.

Because we have no operating history in the cannabis industry, we may not succeed.

While our management team, Mr. Rick Powell and Mr. Jim Loseth, has experience in construction of like facilities, and the related horticulture activities, we have no specific operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically marijuana grow facilities, or with respect to any other activity in the cannabis industry. Moreover, we are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is new and may not succeed, particularly should the federal government change course and decide to prosecute those dealing in medical marijuana. If that happens there may not be an adequate market for our properties or other activities we propose to engage in.

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, delays and or complications with build outs, zoning issues, legal disputes with neighbors, local governments, communities and or tenants. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the cannabis industry will adversely affect our business operations.

Because marijuana is illegal under federal law, we could be subject to criminal and civil sanctions for engaging in activities that violate those laws.

The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

As of November 12, 2014, 22 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado, Alaska, Oregon and Washington approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

We will require medical marijuana for our research facilities. Consequently we will be required to follow the strict guidelines required by regulation for the management of our facilities.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could detrimentally affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition.

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including CGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and/or our tenants may be unable to continue to operate their and our business in its current form or at all.

Because our business model depends upon the availability of private financing, any change in our ability to raise money will adversely affect our financial condition.

Our ability to operate, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States have recently undergone a turbulent period in which lending was severely restricted. Although there appears to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. Obtaining favorable financing in the current environment remains challenging.

Because we are liable for hazardous substances on our properties, environmental liabilities are possible and can be costly.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto a property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. Sellers of properties may make only limited representations as to the absence of hazardous substances. If any hazardous materials are found within our properties in violation of law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell the properties and may apply to hazardous materials present within the properties before we acquire the properties. If losses arise from hazardous substance contamination which cannot be recovered from a responsible party, the financial viability of the properties may be adversely affected. It is possible that we will purchase properties with known or unknown environmental problems which may require material expenditures for remediation.

If we are found non-compliance with the Americans with Disabilities Act, we will be subject to significant liabilities.

If any of our properties are not in compliance with the Americans with Disabilities Act of 1990, as amended (the “ADA”), we may be required to pay for any required improvements. Under the ADA, public accommodations must meet certain federal requirements related to access and use by disabled persons. The ADA requirements could require significant expenditures and could result in the imposition of fines or an award of damages to private litigants. We cannot assure that ADA violations do not or will not exist at any of our properties.

The loss of any of our key personnel may affect our ability to implement our business plan and cause our stock to decline in value.

We are dependent on Rick Powell and Jim Loseth, the Company’s new management, to implement our business plan. The loss of their services may have a negative effect on our ability to timely and successfully implement our business plan. We do not have an employment agreement with Mr. Powell or Mr. Loseth and we have not obtained key man insurance over them.

Investment Risks:

Our issuance of additional shares may have the effect of diluting the interest of shareholders; our common stock shareholders do not have pre-emptive rights.

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

We were incorporated on June 12, 2008 and our business to date has been principally organizational activities. We have no way to evaluate the likelihood that our business will be successful. Potential investors should be aware of the difficulties normally encountered by start-up companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business that we plan to undertake. These potential problems include, but are not limited to, additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing any revenues. We recognize that if business revenues are not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and if we are unsuccessful in addressing these risks, our business will most likely fail.

We have yet to earn continuous or sufficient revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result there is substantial doubt about our ability to continue as a going concern.

We have accumulated net losses of $15,826,643 for the period from inception June 12, 2008 to July 31, 2015 and have insufficient revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because our current officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Rick Powell and Mr. Jim Loseth, our management currently devote approximately 10% of their attention to providing services to the Company. While they presently possesses adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

Item 4. Mine Safety Procedures

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Green Hygienics trades on the OTC market under the trading symbol GRYN. Trading for GRYN for the last two years by quarter is as follows:

Quarter ended	High	Low	Close	Volume

31-Jul-15	$3.50	$0.03	$0.93	15.500
30-Apr-15	$0.04	$0.04	$0.04	-
31-Jan-15	$0.0	$0.03	$0.04	800
31-Oct-14	$0.12	$0.03	$0.03	1.300
31-Jul-14	$0.59	$0.12	$0.12	1.900
30-Apr-14	$1.06	$0.37	$0.36	100
31-Jan-14	$1.02	$0.60	$1.02	-
31-Oct-13	$1.29	$1.00	$1.00	-

Holders

As of August 2, 2015 there were 32 shareholders of record of our common stock.

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

Results of Operations

We have not generated any revenues to date.

Comparison of Operations for July 31, 2015 with July 31, 2014

We incurred operating losses of $15,826,643 from date of incorporation June 12, 2008 to the year ended July 31, 2015. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Year ended	Year ended
Expense	7/31/2015	7/31/2014	Change	Explanation

Administration fees	$43,762	$88,527	$(47,865)	Decreased operation expenditures
Management fees	-	84,000	(84,000)	No management fees in 2015
Director fees	-	1,632,331	(1,632,331)	Benefit to director from issuance of 1,000,000 shares to director in 2014
Development subcontractors	-	21,600	(21,600)	Consultant for wind turbines in 2014
Interest	145,262	38,357	106,905	Increase in interest due to increase in related party indebtedness and occurrence of amortization of discount on convertible debt.
Option payments	-	248,800	(248,800)	Cost of payments for battery and wind turbine options in 2014
Beneficial conversion feature	-	2,830,954	(2,830,954)	Calculated benefit received on convertible note in 2014
Other	-	151,023	(151,023)

Net loss for year	$189,024	$5,095,592	$(4,906,568)

In 2013, our auditors issued a going concern opinion. Little has changed in 2014 or 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2015 and 2014.

Balance Sheet Data:	2015	2014

Cash	$2,966	$3,361
Total assets	$2,966	$3,361
Total liabilities	$146,623	$332,618
Shareholders' (deficit)	$(143,659)	$(329,257)

Liquidity and Capital Resources

Our cash balance at July 31, 2015 was $2,966 (2014 - $3,361) with outstanding liabilities of $146,623 (2014 - $332,618).

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. During the year ended July 31, 2015 we raised no equity, converted $345,406 into equity. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

Plan of Operation

We are not currently able to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

In 2013, our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.

Our plan of action is to raise approximately $1,000,000 through the issuance of treasury shares or debt. These funds will be used primarily to market our unique proprietary cannabis growing methodology and management systems through presentations at trade shows, advertising, and travel.

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

REPORT OF MANAGEMENT

To the Board of Directors

Green Hygienics Holdings Inc.

The Company has prepared the accompanying balance sheets of Green Hygienics Holdings Inc. as of July 31, 2015 and 2014 the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended July 31, 2015 and 2014. These financial statements are the responsibility of the Company's management and have not been audited.

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

/s/ Rick Powell

President

August 17, 2015

GREEN HYGIENICS HOLDINGS INC
Unaudited Balance Sheets

	As of	As of
	July 31	July 31
	2015	2014
Assets	(Unaudited)	(Unaudited)
Current assets
Cash	$2,966	$3,361

Total current assets	2,966	3,361

Total Assets	$2,966	$3,361

Liabilities
Current liabilities
Accounts payable	$49,930	$38,475
Advances received	30,000	-
Convertible notes payable to related party, net of discount of $0 and $70,774 respectively	61,624	37,537
Loan payable to related party	5,070	256,605

Total current liabilities	146,624	332,617

Total Liabilities	146,624	332,617

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 common shares authorized 33,107,835 shares issued July 31, 2015 (57,835 issued July 31, 2014)	33,108	58
Additional paid-in capital	15,610,128	15,268,552
Stock payable	39,750	39,750
Deficit	(15,826,644)	(15,637,618)
Total stockholders' deficit	(143,658)	(329,256)

Total liabilities and stockholders' deficit	$2,966	$3,361

The accompanying notes are an integral part of these audited financial statements

GREEN HYGIENICS HOLDINGS INC
Unaudited Statements of Operations

	For the year ending	For the year ending
	July 31, 2015	July 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Expenses
Communications expenses	2,500	20,298
Human resource expenses	-	1,804,858
Office and administration expenses	2,569	2,756
Professional costs	38,693	147,036
Total Expenses	43,762	1,974,948

Loss from operations before other expense	(43,762)	(1,974,948)

Beneficial conversion feature of convertible debt	-	(2,830,954
Option payments	-	(248,800)
Interest	(145,263)	(40,890)

Net loss before income tax	(189,025)	(5,095,592)
Provision for income tax	-	-

Net Loss	$(189,025)	$(5,095,592)

Basic and Diluted Loss per Common Share	$(0.04)	$(96.43)

Weighted Average Number of Common Shares	5,033,725	52,841

The accompanying notes are an integral part of these unaudited financial statements

GREEN HYGIENICS HOLDINGS INC
Unaudited Statements of Cash Flows

	For the year ending	For the year ending
	July 31, 2015	July 31, 2014
Cash Flow From Operating Activities
Net loss	$(189,025)	$(5,095,592)
Adjustments to reconcile net loss to net cash used:
Imputed interest	29,217	24,881
Stock payable	-	39,750
Loss on settlement of accounts payable	37,275	556,922
Loss on settlement of management fees payable	-	1,325,865
Beneficial feature of convertible debt	70,774	2,830,954
Option payments	-	248,800
Changes in:
Accounts payable	16,294	14,631
Management fees payable	-	40,962
Net cash used in operating activities	(35,465)	(12,827)

Cash Flow From Investing Activities
Option to purchase expenses	-	(248,800)
Net cash used in investing activities	-	(248,800)

Cash Flow From Financing Activities
Loans payable to related party	5,070	113,976
Proceeds from shares issued for cash	-	228,750
Finder’s fees paid	-	(79,002)
Advance from unrelated party	30,000	-
Repayment of related party debt	-	(3,060)
Net cash provided by financing activities	35,070	260,664

Change in cash for the period	(395)	(963)
Cash at beginning of period	3,361	4,324
Cash at end of period	$2,966	$3,361

Cash paid for:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

GREEN HYGIENICS HOLDINGS INC

Unaudited Statement of Stockholders' Equity (Deficit)

July 31, 2015

	Common Stock		Paid in	Stock	Stock Subscription	Deficit Accumulated During Exploration	Total Equity
	Shares	Amount	Capital	Payable	Receivable	Stage	(Deficit)

Balance, July 31, 2013	46,492	$46	$10,309,502	$-	-	$(10,542,026)	$(232,558)
Issuance of shares for:						-
Services	5,774	6	1,325,859	-	-	-	1,325,865
Cash	2,175	2	228,748	-	-	-	228,750
Finders fees paid	-	-	(79,002)	-	-	-	(79,002)
Conversion of accounts payable	1,905	2	556,920	-	-	-	556,922
Conversion benefit features on convertible debt	-	-	2,830,954	-	-	-	2,830,954
Discount on convertible debt	-	-	70,774			-	70,774
Imputed interest	-	-	24,881	-	-	-	24,881
Shares to be issued		-	-	39,750		-	39,750
Shares issued due to 200 to 1 rollback	1,489	2	(2)			-	-
Net loss for year	-	-	-	-	-	(5,095,592)	(5,095,592)
Balance, July 31, 2014	57,835	$58	$15,268,554	$39,750	-	$(15,637,618)	$(329,256)
Imputed interest	-	-	29,217	-	-	-	29,217
Conversion of debt	33,050,000	33,050	312,357	-	-	-	345,407
Net loss for year		-	-	-		(189,025)	(189,025)
Balance, July 31, 2015	33,107,835	$33,108	$15,610,128	$39,750	-	$(15,826,644)	$(143,658)

The accompanying notes are an integral part of these unaudited financial statements.

GREEN HYGIENICS HOLDINGS INC

Footnotes to the Unaudited Financial Statements

For the year ended July 31, 2015

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2015 the Company had $4,324 in cash or cash equivalents (July 31, 2014 cash of $0).

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of July 31, 2015 and 2014:

	Fair Value Measurement at July 31, 2015			Fair Value Measurement at July 31, 2014
Financial Instrument	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash	$2,965	$-	$-	$3,361	$-	$-
Liabilities:
Accounts payable	$-	$79,930	$-	$-	$38,475	$-
Loan payable to related party	$-	$66,694	$-	$-	$294,142	$-

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

The Company has approximately $3,031,316 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended July 31, 2015 and had no uncertain tax positions as at July 31, 2015.

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2015	2014
NOL Carryover	$1,030,648	$1,000,376
Valuation allowance	(1,030,648)	(1,000,376)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2015 and 2014, the Company had no potentially dilutive shares.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $15,637,618 for the period from June 12, 2008 (inception) to July 31, 2015 and has generated minimal revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

LOAN PAYABLE – During the year ended July 31, 2014, shareholders have advanced an additional $5,070 to the Company as a loan with no fixed terms of repayment and non-interest bearing.

MANAGEMENT FEES PAYABLE - During the year ended July 31, 2015 the previous President of the Company earned $nil (2014 - $84,000) in management fees related to the operations of the Company. In addition, the current President has advanced $5,070 (2014-$10,774 previous president) for payment of corporate expenses. As of July 31, 2015 $60,624 (2014-$70,774) is payable to the previous president. Interest on this debt was $3,414. On July 31, 2014, the Company entered into a settlement agreement with the President, whereby it has entered into a six month, 5% convertible promissory note with the President. Under the terms of the Promissory Note, the Note can be converted into shares at $0.003 per share. During the year 3,050,000 shares were issue to retire $9,150 of this debt. The balance of $61,624 of convertible debt can be converted into 20,541,333 shares of common stock.

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

On June 2, 2015, the Company agreed to issue 30,000,000 shares of common stock in exchange of the payoff of the $189,150 and $145,000 promissory notes plus accrued interest valued at $356,257.

NOTE 7 - COMMON STOCK

During the year ended July 31, 2014 the Company:

•

sold 457,500 pre-split shares of common stock for the receipt of $228,750, the Company issued 435,000 pre-split shares; the remaining unissued shares of 22,500 value at $11,250 is recorded as a stock payable. The Company paid finders fees totally $79,002 as follows stock payable $28,750, shares $50,502.

•

issued pre-split 1,000,000 shares of common stock, authorized on August 20, 2013 to the president of the Company in lieu of options fairly valued at $1,200,000, which is the fair market value on date of grant.

•	issued, on November 7, 2013, pre-split 64,000 shares of common stock for service. The shares were value at $64,800 which is the fair market value on date of grant.
•

issued, on January 2, 2014, pre-split 381,000 shares of common stock in settlement of debt of $114,250. The shares issued were value at $547,200 which is based on fair market value on date of grant. As a result of the conversion, the Company recorded a loss on conversion of $432,950.

On June 1, 2015, the Company did a reverse split of one new share for every 200 old shares.

During the year ended July 31, 2015 the Company:

•	issued 30,000,000 shares of common stock, on June 3, 2015, as settlement for the $356,257 of convertible debt.
•	issued 1,500,000 shares of common stock, on June 22, 2015, as settlement of $4,500 of convertible debt.
•	issued 50,000 shares of common stock, on July 7, 2015, as settlement of $150 of convertible debt.
•	issued 1,500,000 shares of common stock, on July 20, 2015, as settlement of $4,500 of convertible debt.

STOCK OPTIONS

The Company has in place a stock option plan for the benefit of consultants and employees. The Company had not granted any options to acquire common shares under the plan at July 31, 2015 (2014 – nil).

COMMITMENT TO ISSUE COMMON SHARES

The Company is committed to issue 77,000 shares of the company valued at $38,500 at the time of the commitment

NOTE 8 - SUBSEQUENT EVENTS AND CONTINGENCIES

There were no events of a material nature known to the Company and not disclosed in these financial statements at July 31, 2015 through the date of issuance of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of July 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Rick Powell	51	CEO and Director appointed June 3, 2015
Jim Loseth	50	COO and Director appointed June 3, 2015
David Ashby	64	Ex-President and CEO and Director appointed January 24, 2013 resigned as President and CEO on June 3, 2015

Rick Powell has been a contractor for the last 25 year. His expertise is constructing facilities in the cannabis industry, and advising on growing techniques. Mr. Powell has been an industry leader in creating new strains, developing new growing techniques, and creating new by-products from the cannabis plant.

Jim Loseth has for the last 25 years, owned and operated Wilderness Custom Exteriors Ltd., a British Columbia based Construction Company. Mr. Loseth and Mr. Powell have worked together over the last 25 years bringing new construction methods and technology to the Cannabis industry.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2015:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation

Rick Powell	CEO and Director from June 3, 2015	2015	$0	$0	$0	$0	$0	$0	$0

Jim Loseth	COO and Director from June 3, 2015	2015	$0	$0	$0	$0	$0	$0	$0

David Ashby	President and director (from	2013	$0	$0	$14,000	$0	$0	$0	$0
	January 24, 2013 resigned as	2014	$0	$0	$84,000	$0	$0	$0	$0
	President June 3, 2015)	2015	$0	$0		$0	$0	$0	$0

Peter E. Wudy	President and director (from May 11, 2010 to January 24, 2013)	2013	$0	$0	$22,500	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 17, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Rick Powell #4 – 690 McCurdy Road, Kelowna, British Columbia, Canada V1X 2P5	15,000,000	45.3%

	Wilderness Custom Exteriors Ltd. (2) #4 – 690 McCurdy Road, Kelowna, British Columbia, Canada V1X 2P5	15,000,000	45.3%

	D. Ashby Marketing Corp. (3) 3079 Ourtoland Drive, , Kelowna British Columbia	5,000	0.0%

	Total	30,005,000	90.6%

_____________

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2) Jim Loseth, COO of the Company is the controlling shareholder of Wilderness Custom Exteriors Ltd.

(3) David Ashby, ex-President of the Company is the controlling shareholder of D. Ashby Marketing Corp.

Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2015.

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

Item 14. Principal Accounting Fees and Services

For the year ended July 31, 2015, the total fees charged to the company for preparation was $12,000.

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

Green Hygienics Holdings Inc.

Date: August 17, 2015	By:	/s/ Rick Powell
Rick Powell,
President, Director, (Principal) Chief Executive Officer

By:	/s/ Jim Loseth
Jim Loseth,
COO, Director, Chief Financial Officer

By:	/s/ David Ashby
David Ashby,
Director

