Form 10-Q
period 2015-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2015-12-24
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

(250) 491 - 7451
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,107,835 common shares issued and outstanding as of December 21, 2015

Aggregate market value of voting common equity held by non-affiliates as of December 21, 2015: $2,486,268 approximately

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.

Balance Sheets

	As of	As of
	October 31,	July 31,
	2015	2015
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash	$2,965	$2,965

Total current assets	2,965	2,965
Total Assets	$2,965	$2,965

Liabilities
Current liabilities
Accounts payable	$53,873	$49,929
Advances payable	30,000	30,000
Convertible notes payable to related party	61,624	61,624
Loan payable to related party	5,070	5,070

Total current liabilities	150,567	146,623
Total Liabilities	150,567	146,623

Stockholders' Deficit
Common Stock, $0.001 par value 375,000,000 common shares authorized 33,107,835 shares issued October 31, 2015 (57,835 issued July 31, 2015)	33,108	33,108
Additional paid-in capital	15,610,569	15,610,128
Stock payable	39,750	39,750
Deficit	(15,831,029)	(15,826,644)
Total stockholders' deficit	(147,602)	(143,658)

Total liabilities and stockholders' deficit	$2,965	$2,965

The accompanying notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31, 2015	For the Three Months Ended October 31, 2014

Revenue	$-	$-

Expenses:
Office and administration expenses	-	121
Professional costs	3,175	1,996
Total Expenses	3,175	2,117

Net loss from operations before other:	(3,175)	(2,117)

Interest on debt	(1,210)	(50,918)
Net loss before income tax	(4,385)	(53,035)
Provision for income tax	-	-
Net Income (Loss)	$(4,385)	$(53,035)

Basic & Diluted (Loss): per Common Share	$(0.00)	$(0.96)
Weighted Average Number: of Common Shares	33,107,835	56,345

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31, 2015	For the Three Months Ended October 31, 2014
Cash Flow from Operating Activities
Net loss	$(4,385)	$(53,035)
Adjustments to reconcile net loss to net cash used:
Imputed interest on related party loan	442	9,538
Amortization of discount on convertible debt	-	39,349
Changes in:
Accounts payable	3,943	1,996
Net cash used in operating activities	-	(2,152)

Cash Flow from Investing Activities	-	-
Net cash used in investing activities	-	-

Cash Flow from Financing Activities
Funds borrowed from related party	-	2,031
Net cash provided by financing activities	-	2,031

Change in cash for the period	-	(121)
Cash at beginning of period	2,965	3,361
Cash at end of period	$2,965	$3,240

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

The accompanying condensed notes are an integral part of these financial statements

GREEN HYGIENICS HOLDINGS INC.

Footnotes to the Financial Statements

October 31, 2015

Unaudited

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2015 the Company had $2,965 in cash or cash equivalents (July 31, 2015 cash of $2,965).

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

The Company's financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of October 31, 2015 and July 31, 2015:

	Fair Value Measurement at October 31, 2015			Fair Value Measurement at July 31, 2015
Financial Instrument	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash	$2,965	$-	$-	$2,965	$-	$-
Liabilities:
Accounts payable	$-	$53,873	$-	$-	$49,930	$-
Loan payable to related party	$-	$5,070	$-	$-	$5,070	$-
Convertible debt	$-	$61,624	$-	$-	$61,624	$-
Advances received	$-	$30,000	$-	$-	$30,000	$-

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

The Company has $3,135,250 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes and had no uncertain tax positions as at October 31, 2015.

Net deferred tax assets consist of the following components as of:

	October 31,	July 31,
	2015	2015
NOL Carryover	$1,065,985	$1,030,648
Valuation allowance	(1,065,985)	(1,030,648)
Net deferred tax asset	$0	$0

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2015 and 2014, the Company had no potentially dilutive shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014,FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 – GOING CONCERN

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $10,609,441 for the period from June 12, 2008 (inception) to October 31, 2015 and has generated minimal revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 – OTHER ASSETS

In November 13, 2013, the Company entered into an option to purchase a 50% interest in BION for a total of $2,500,000, a company wholly owned by Aartha USA Inc.Aartha is an approved licensee of a patented hybrid iron/vanadium chemical solution technology developed and owned by PNNL Labs. PNNL has agreed to license Aartha its solution technology for a period of thirty years for the areas of North and South America and Aartha has agreed to supply BION with the solution technology for thirty years. The Company paid $98,800 in cash and has expensed this payment as an Option Expense.

On January 16, 2014 the Company entered an option agreement whereby the Company holds the option to acquire twelve 2 megawatt wind turbines for a total of $2,280,000 or $190,000 per each turbine.  An option fee of $150,000 was paid and has been expensed. Under the terms of the option agreement, the Company did not acquire at least one turbine before July 19, 2014. As the Company did not acquire the aforesaid turbine, the Option agreement has expired and the Company has abandoned this project.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2015 the Company accrued and paid management fees of $0 to a director of the Company for services as an officer of the Company (2014 - $21,000). At October 31, 2015 the director is owed $5,070. This debt is unsecured, non interest bearing and with no fixed terms of repayment. For the three months ended October 31, 2015 the Company recorded $448 in imputed interest expense as a credit to Additional Paid in Capital.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

On July 31, 2014, the Company entered into a note payable agreement with a related party for the principal balance of $70,774; the promissory note is unsecured, bears simple interest at 5% per annum, is due in full on January 31, 2015 and is convertible to common shares at $0.003 per share. The Company recorded a discount of $70,774 due to this beneficial conversion feature. During the three months ended October 31, 2014 the Company recorded interest expense to amortization the discount of $35,387 and accrued interest of $885 on the Note. During July 2015, the Company repaid $9,150 of the Note by issuing 3,050,000 shares of Common Stock The note balance as of October 31 and July 31, 2015 was $61,624.

NOTE 7 – COMMON STOCK PAYABLE

During the year ended July 31, 2013, the Company sold 457,500 shares of common stock for the receipt of $228,750, the Company issued 435,000 shares; the remaining unissued shares of 22,500 value at $11,250 is recorded as a stock payable. The Company paid finders fees totally $79,002 as follows stock payable $28,750, shares $50,502.

NOTE 8 – COMMON STOCK

There was no shares issued during the quarter ended October 31, 2015.

NOTE 9 – SUBSEQUENT EVENTS

There were no other events subsequent to the date of these financial statements which would have had a material effect on the financial statements at October 31, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in this section contains certain "forward-looking statements," including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to shares of our common stock. As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Takedown Entertainment Inc. and our subsidiary Takedown Fight Media Inc., unless otherwise indicated.

Results of Operations

We are still in the development stage and have not generated any revenues to date.

Comparison of Operations for October 31, 2015 with October 31, 2014

We incurred operating losses of $15,694,153 from date of incorporation June 12, 2008 to the period ended October 31, 2015. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Three months ended
Expense	10/31/2015	10/31/2014	Change	Explanation
Administration fees	3,175	2,117	1,058
Interest	1,210	50,918	(49,708)	Increase in interest due to amortization of convertible benefit

Net loss for period	$4,385	$53,035	$(48,650)

In 2014, our auditors issued a going concern opinion. Little has changed in 2015 or the quarter ended October 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the quarter ended October 31, 2015 and the year ended July 31, 2015.

	October 31, 2015	July 31, 2015
Balance Sheet Data:
Cash	$2,965	$2,965
Total assets	$2,965	$2,965
Total liabilities	$150,567	$146,624
Shareholders' (deficit)	$(147,602)	$(143,658)

Liquidity and Capital Resources

Our cash balance at October 31, 2015 and July 31, 2015 was $2,965 with outstanding liabilities of $150,567 (July 31, 2015 - $146,624).

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at October 31, 2015 and 2014, our company had no potentially dilutive shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

As of October 31, 2015 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On December 14, effective December 15, 2015, Mr. David Ashby resigned as a director of the Company.

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

_____________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Hygienics Holdings Inc.

Date: December 21, 2015	By:	/s/ Rick Powell
Rick Powell, President, and Director
(Principal Executive Officer)

	By:	/s/ Jim Loseth
Jim Loseth, Chief Financial Officer and Director

