Form 10-Q
period 2016-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2016-03-29
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,107,835 common shares issued and outstanding as of March 27, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS, INC.
BALANCE SHEETS

	As of	As of
	January 31, 2016	July 31, 2015
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$2,965	$2,965
Total current assets	2,965	2,965

Total Assets	$2,965	$2,965

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$57,097	$49,930
Advances payable	30,000	30,000
Convertible notes payable	61,624	61,624
Loan payable to related party	5,070	5,070
Total current liabilities	153,791	146,624

Total Liabilities	153,791	146,624

Stockholders' Deficit
Common Stock, $0.001 par value, 375,000,000 Authorized, 33,107,835 Common Shares Issued and Outstanding as of January 31, 2016 and July 31, 2015	33,108	33,108
Additional paid-in capital	15,611,011	15,610,127
Stock payable	39,750	39,750
Deficit	(15,834,695)	(15,826,644)
Total stockholders' deficit	(150,826)	(143,659)

Total liabilities and stockholders' deficit	$2,965	$2,965

The accompanying notes are an integral part of these unaudited financial statements

GREEN HYGIENICS HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses
Office and administration	-	172	-	293
Professional expenses	2,447	750	5,622	2,746
Total Expenses	2,447	922	5,622	3,039

Net loss from operations before other items	(2,447)	(922)	(5,622)	(3,039)
Other items
Interest on debt	(1,219)	(50,370)	(2,429)	(101,289)
Net loss before income tax	(3,666)	(51,292)	(8,051)	(104,327)
Provision for income tax	-	-	-	-

Net Loss	$(3,666)	$(51,292)	$(8,051)	$(104,327)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	33,107,835	11,269,080	33,107,835	11,269,080

The accompanying notes are an integral part of these unaudited financial statements

GREEN HYGIENICS HOLDINGS, INC.
STATEMENTS OF CASH FLOW
(unaudited)

	For the six months ended	For the six months ended
	January 31, 2016	January 31, 2015

Cash flow from operating activities
Net loss	$(8,051)	$(104,327)
Adjustments to reconcile net loss to net cash used:
Imputed interest	884	19,076
Discount amortization	-	82,212
Accounts payable and accrued liabilities	7,167	2,746
Net cash used in operating activities	-	(293)

Cash Flow from Investing Activities	-	-

Cash Flow from Financing Activities	-	-

Change in cash for the period	-	(293)
Cash at beginning of period	2,965	3,361
Cash at end of period	$2,965	$3,067

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GREEN HYGIENICS HOLDINGS INC.

Notes to the Financial Statements

January 31, 2016

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

GREEN HYGIENICS HOLDINGS INC.

Notes to the Financial Statements

January 31, 2016

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2016 the Company had $2,965 in cash or cash equivalents (July 31, 2015 cash of $2,965).

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

GREEN HYGIENICS HOLDINGS INC.

Notes to the Financial Statements

January 31, 2016

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of January 31, 2016 and July 31, 2015:

	Fair Value Measurement at January 31, 2016			Fair Value Measurement at July 31, 2015
Financial Instrument	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash	$2,965	$-	$-	$2,965	$-	$-

Liabilities:
Accounts payable	$-	$57,097	$-	$-	$49,930	$-
Loan payable to related party	$-	$5,070	$-	$-	$5,070	$-
Convertible debt	$-	$61,624	$-	$-	$61,624	$-
Advances received	$-	$30,000	$-	$-	$30,000	$-

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

The Company has $3,138,474 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes and had no uncertain tax positions as at January 31, 2016.

Net deferred tax assets consist of the following components as of:

	January 31,	July 31,
	2016	2015
NOL Carryover	$1,067,087	$1,030,648
Valuation allowance	(1,067,087)	(1,030,648)
Net deferred tax asset	$0	$0

GREEN HYGIENICS HOLDINGS INC.

Notes to the Financial Statements

January 31, 2016

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC AND DILUTED NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2016 and July 31, 2015, the Company had no potentially dilutive shares.

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

GREEN HYGIENICS HOLDINGS INC.

Notes to the Financial Statements

January 31, 2016

Unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $15,611,011 for the period from June 12, 2008 (inception) to January 31, 2016 and has generated minimal revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

GREEN HYGIENICS HOLDINGS INC.

Notes to the Financial Statements

January 31, 2016

Unaudited

NOTE 5 – RELATED PARTY TRANSACTIONS

At January 31, 2016 the director is owed $5,070. This debt is unsecured, non interest bearing and with no fixed terms of repayment. For the six months ended January 31, 2016 the Company recorded $896 in imputed interest expense as a credit to Additional Paid in Capital.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

On July 31, 2014, the Company entered into a note payable agreement with a related party for the principal balance of $70,774; the promissory note is unsecured, bears simple interest at 5% per annum, is due in full on January 31, 2015 and is convertible to common shares at $0.003 per share. The promissory note is currently in arrears. The Company recorded a discount of $70,774 due to this beneficial conversion feature. During the six months ended January 31, 2016 the Company recorded interest expense to amortization the discount of $nil (2015 – 82,212 and has accrued interest of $4,959 on the Note. During July 2015, the Company repaid $9,150 of the Note by issuing 3,050,000 shares of Common Stock. The note balance as of January 31, 2016 and July 31, 2015 was $61,624. The balance of the note, if not repaid is convertible to 61,624,000 shares of Common Stock.

NOTE 7 – COMMON STOCK PAYABLE

During the year ended July 31, 2013, the Company sold 457,500 shares of common stock for the receipt of $228,750, the Company issued 435,000 shares; the remaining unissued shares of 22,500 value at $11,250 is recorded as a stock payable. The Company paid finders fees totally $79,002 as follows stock payable $28,750, shares $50,502.

NOTE 8 – COMMON STOCK

There was no shares issued during the six months ended January 31, 2016.

NOTE 9 – SUBSEQUENT EVENTS

There were no other events subsequent to the date of these financial statements which would have had a material effect on the financial statements at January 31, 2016.

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

Comparison of Operations for the three months ended January 31, 2016 with January 31, 2015

We incurred operating losses of $15,611,011 from date of incorporation June 12, 2008 to the period ended January 31, 2016. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Three months ended	Three months ended
Expense	01/31/2016	01/31/2015	Change	Explanation

Administration fees	2,447	922	1,555

Interest	1,219	50,370	(49,151)	Increase in interest due to amortization of convertible benefit

Net loss for period	$3,166	$51,292	$(44,396)

Comparison of Operations for the six months ended January 31, 2016 with January 31, 2015

We incurred operating losses of $15,611,011 from date of incorporation June 12, 2008 to the period ended January 31, 2016. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Six months ended	Six months ended
Expense	01/31/2016	01/31/2015	Change	Explanation

Administration fees	5,622	3,039	2,583

Interest	2,479	101,289	(98,810)	Increase in interest due to amortization of convertible benefit

Net loss for period	$8,516	$104,327	$(96,227)

In 2014, our auditors issued a going concern opinion. Little has changed in 2016 or the six months ended January 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the quarter ended January 31, 2016 and the year ended July 31, 2015.

Balance Sheet Data:	January 31, 2016	July 31, 2015

Cash	$2,965	$2,965
Total assets	$2,965	$2,965
Total liabilities	$153,491	$146,624
Shareholders' (deficit)	$(150,826)	$(143,658)

Liquidity and Capital Resources

Our cash balance at January 31, 2016 and July 31, 2015 was $2,965 with outstanding liabilities of $150,826 (July 31, 2015 - $146,624).

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

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As at January 31, 2016 and 2015, our company had no potentially dilutive shares.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2016 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the six months ended January 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Hygienics Holdings Inc.

Date: March 27, 2016	By:	/s/ Rick Powell
Rick Powell
President, and Director
(Principal Executive Officer)

	By:	/s/ Jim Loseth
Jim Loseth
Chief Financial Officer and Director

