Form 10-K/A
period 2014-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-06
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

Commission file number 333-153510

GREEN HYGIENICS HOLDINGS INC.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2801338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1878 Camino Verde Lane, Las Vegas NV 89119
(Address of Principal Executive Offices & Zip Code)

1-855-802-0299
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-K (the “Amendment”) to our Annual Report on Form 10-K/A for the year ended July 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on May 11, 2015 (the “Original Filing Date”) to restate the annual audited financial statements for the year ended July 31, 2014.

This amendment includes the audited financial statements for the year ended July 31, 2014. The original filing included unaudited management prepared financial statements.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment (No. 1 ) and are included as Exhibits 31.1 and 32.1 hereto

Part I

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

During the current year, we reviewed two business opportunities. On November 13, 2013, the Company entered into an option to purchase a 50% interest in BION for a total of $2,500,000, a company wholly owned by Aartha USA Inc. Aartha is an approved licensee of a patented hybrid iron/vanadium chemical solution technology developed and owned by PNNL Labs. PNNL has agreed to license Aartha its solution technology for a period of thirty years for the areas of North and South America and Aartha has agreed to supply BION with the solution technology for thirty years. The Company paid $98,800 for this option and has decided not to proceed with this business opportunity at this time.

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

We have yet to earn continuous or sufficient revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result there is substantial doubt about our ability to continue as a going concern. We have accumulated net losses of $12,447,398 for the period from inception June 12, 2008 to July 31, 2014 and have insufficient revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of acquisitions or other business initiatives by our competitors;
•	market changes in the demand for products and services;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts' estimates affecting us, our competitors or our industry;
•	additions and departures of key personnel;
•	fluctuations in interest rates and the availability of capital in the capital markets;

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

Comparison of Operations for July 31, 2014 with July 31, 2013

We incurred operating losses of $12,447,398 from date of incorporation June 12, 2008 to the year ended July 31, 2014. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Year ended	Year ended
Expense	7/31/2014	7/31/2013	Change

General/Administration fees	$208,578	$208,533	$45
Management fees	1,083,000	73,762	1,009,238
Consulting fees	125,341	71,428	53,913
Interest	11,595	9,266	2,329
Loss on extinguishment of debt	228,058	7,939,914	(7,711,856)
Loss on advances	248,800	-	248,800

Net loss for year	$1,905,372	$8,302,903	$(6,397,531)

Comparison of Operations for July 31, 2014 with July 31, 2013

We incurred operating losses of $12,447,398 from date of incorporation June 12, 2008 to the year ended July 31, 2014. These losses consisted of general operating expenses and losses related to debt extinguishment. Our net loss for the year ending July 31, 2014 was $1,905,372.

In 2014, our auditors issued a going concern opinion. There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2014 and 2013.

Balance Sheet Data:

	2014	2013

Cash	$3,361	$4,324
Total assets	$3,361	$4,324
Total liabilities	$434,679	$236,882
Stockholders' deficit	$(431,318)	$(232,558)

Liquidity and Capital Resources

Our cash balance at July 31, 2014 was $3,361 (2013- $4,324) with outstanding liabilities of $434,679 (2013 - $236,882).

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. During the year ended July 31, 2014 we raised $217,500 in equity and increased our debt to a related party by $70,774. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

Item 8. Financial Statements and Supplementary Data

GREEN HYGIENICS HOLDINGS INC.
Financial Statements
July 31, 2014
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Hygienics Holdings Inc.

We have audited the accompanying balance sheet of Green Hygienics Holdings Inc. (the “Company”) as of July 31, 2014, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP
Vancouver, Canada

May 29, 2018

GREEN HYGIENICS HOLDINGS INC.
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2014 $	July 31, 2013 $
ASSETS

Current Assets
Cash	3,361	4,324

Total Assets	3,361	4,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 5)	224,731	122,632
Loans payable (Note 3)	130,250	114,250
Convertible debt, net of unamortized discount of $35,429 (2013 - $nil) (Note 4)	8,924	–
Due to related parties (Note 5)	70,774	–

Total Liabilities	434,679	236,882

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 8)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
57,835 (2013 – 47,481) shares issued and outstanding	58	48
Additional paid-in capital	12,016,022	10,309,420
Deficit	(12,447,398)	(10,542,026)

Total Stockholder’s Deficit	(431,318)	(232,558)

Total Liabilities and Stockholder’s Deficit	3,361	4,324

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year Ended July 31, 2014 $	Year Ended July 31, 2013 $
Expenses
Consulting fees (Notes 5 and 6)	125,341	71,428
General and administrative (Note 6)	208,578	208,533
Management fees (Notes 5 and 6)	1,083,000	73,762
Total Expenses	1,416,919	353,723

Loss Before Other Expenses	(1,416,919)	(353,723)

Other Expenses
Interest expense	(11,595)	(9,266)
Loss on extinguishment of debt (Note 6)	(228,058)	(7,939,914)
Loss on write-down of advances	(248,800)	–
Total Other Expenses	(488,453)	(7,949,180)

Net Loss and Comprehensive Loss	(1,905,372)	(8,302,903)

Net Loss Per Share, Basic and Diluted	(35.10)	(488.41)

Weighted Average Shares Outstanding	54,288	17,000

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, July 31, 2012	211	2	1,626,377	(2,239,123)	(612,744)

Rounding difference due to reverse stock split	989	–	–	–	–

Common stock issued for services	70	–	16,800	–	16,800

Common stock issued for cash	5,000	5	249,995	–	250,000

Conversion of loans payable	4,375	4	892,496	–	892,500

Common stock issued to settle accounts payable	36,836	37	7,514,486	–	7,514,523

Imputed interest	–	–	9,266	–	9,266

Net loss for the year	–	–	–	(8,302,903)	(8,302,903)

Balance, July 31, 2013	47,481	48	10,309,420	(10,542,026)	(232,558)

Common stock issued for services	5,954	6	1,119,883	–	1,119,889

Common stock issued for cash	2,175	2	217,498	–	217,500

Common stock issued for finder’s fee	20	–	–	–	–

Stock issuance costs	–	–	(28,500)	–	(28,500)

Common stock issued to extinguish debt	2,205	2	353,368	–	353,370

Intrinsic value of beneficial conversion feature	–	–	44,353	–	44,353

Net loss for the year	–	–	–	(1,905,372)	(1,905,372)

Balance, July 31, 2014	57,835	58	12,016,022	(12,447,398)	(431,318)

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended July 31, 2014 $	Year Ended July 31, 2013 $
Operating Activities
Net loss	(1,905,372)	(8,302,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	8,924	–
Imputed interest	–	9,266
Loss on extinguishment of debt	228,058	7,939,914
Stock-based compensation	1,119,889	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	202,685	39,071
Net Cash Used In Operating Activities	(345,816)	(314,652)

Financing Activities
Proceeds from loans payable	111,500	–
Proceeds from convertible debt	44,353	–
Proceeds from related party loan	–	68,976
Proceeds from issuance of common stock	217,500	250,000
Stock issuance costs	(28,500)	–
Net Cash Provided By Financing Activities	344,853	318,976

Increase (Decrease) in Cash	(963)	4,324

Cash, Beginning of Year	4,324	–

Cash, End of Year	3,361	4,324

Non-cash Financing Activities:
Common stock issued as a finder’s fee	2,000	–
Common stock issued to settle accounts payable and loans payable	353,370	8,407,023
Intrinsic value of beneficial conversion feature recorded as discount on convertible debt and additional paid-in capital	44,353	–
Promissory note issued to a related party to settle accounts payable	70,774	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2014 and 2013
(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Green Hygienics Holdings Inc.(the “Company”) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources, Inc. On June 30, 2010, the name was changed to Takedown Entertainment Inc. On July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc. to pursue alternative energy and other environmentally friendly ventures.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2014, the Company has not generated any revenues, has a working capital deficit of $431,318, and an accumulated deficit of $12,447,398 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

(b) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(e) Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in the statement of operations.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2014 and 2013
(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(f) Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loan payable, convertible debt, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(g) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(h) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.

(j) Reclassifications

Certain of the prior period amounts have been reclassified to conform to the current period’s presentation.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2014 and 2013
(Expressed in U.S. dollars)

2. Significant Accounting Policies (continued)

(k) Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the year ended July 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Loans Payable

(a) As at July 31, 2014, the Company owed$105,250 (2013 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at July 31, 2014, the Company owed $25,000 (2013 - $nil) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(c) As at July 31, 2014, the Company owed $nil (2013 - $95,500) to a non-related party, which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(e).

4. Convertible Debt

(a) On December 17, 2013, the Company issued a convertible note for $24,853 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on December 17, 2014. The unpaid amount of principal and accrued interest can be converted into common stock of the Company at any time at the holder’s option at a price of $0.00125 per share.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,583 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended July 31, 2014, the Company accreted $5,343 of the debt discount which was recorded as interest expense. As at July 31, 2014, the carrying value of the convertible note was $5,343. Refer to Note 8.

(b) On December 31, 2013, the Company issued a convertible note for $19,500 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on December 31, 2014. The unpaid amount of principal and accrued interest can be converted into common stock of the Company at any time at the holder’s option at a price of $0.00125 per share.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $19,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended July 31, 2014, the Company accreted $3,581 of the debt discount which was recorded as interest expense. As at July 31, 2014, the carrying value of the convertible note was $3,581. Refer to Note 8.

5. Related Party Transactions

(a) During the year ended July 31, 2014, the Company incurred $83,000 (2013 - $14,000) in management fees and $15,889 (2013 - $nil) in consulting fees to the President and Chief Executive Officer (“CEO”) of the Company.

(b) On July 31, 2014, the Company issued a promissory note for $70,774 to the CEO of the Company. The note bears interest at 5% per annum, is unsecured, and is due on January31, 2015. Refer to Note 8.

(c) As at July 31, 2014, the Company owed $nil (2013 - $29,812) to a former director of the Company, which is included in accounts payable and accrued liabilities.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2014 and 2013
(Expressed in U.S. dollars)

6. Common Stock

Share transactions for the year ended July 31, 2014:

(a) On November 6, 2013, the Company issued 650 shares of common stock at $100 per share for proceeds of $65,000. In connection with this share issuance, the Company issued 20 shares of common stock with a fair value of $2,000 as a finder’s fee.

(b) On November 6, 2013, the Company issued 300 shares of common stock with a fair value of $60,000 to settle accounts payable of $29,812. The Company recorded a loss on settlement of $30,188.

(c) On November 7, 2013, the Company issued 5,000 shares of common stock with a fair value of $1,000,000 to the President and CEO of the Company for management fees.

(d) On November 17, 2013, the Company issued 454 shares of common stock with a fair value of $69,889 for consulting fees.

(e) On November 17, 2013, the Company issued 1,905 shares of common stock with a fair value of $293,370 to settle a loan payable of $95,500. The Company recorded a loss on settlement of $197,870.

(f) On February 28, 2014, the Company issued 1,525 shares of common stock at $100 per share for proceeds of $152,500. In connection with this share issuance, the Company incurred a finder’s fee of $28,500.

(g) On May 27, 2014, the Company issued 500 shares of common stock with a fair value of $50,000 for general and administrative fees.

Share transactions for the year ended July 31, 2013:

(a) On August 31, 2012, the Company issued 70 shares of common stock with a fair value of $16,800 to the directors of the Company for management fees.

(b) The Company issued 4,375 shares of common stock with a fair value of $892,500 to settle loans payable of $98,750. This resulted in a loss on settlement of $793,750.

(c) The Company 36,836 shares of common stock with a fair value of $7,514,523 to settle accounts payable of $123,192 and debt of $245,167. This resulted in a loss on settlement of $7,146,164.

(d) The Company issued 5,000 shares of common stock at $0.25 per share for proceeds of $250,000.

7. Income Taxes

The Company has net operating losses carried forward of $3,134,360 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014 $	2013 $

Income tax recovery at statutory rate	(647,826)	(2,822,987)
Permanent differences and other	461,150	2,702,721
Change in enacted tax rates	407,466	–
Change in valuation allowance	(220,790)	120,266

Provision for income taxes	–	–

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2014 and 2013
(Expressed in U.S. dollars)

7. Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at July 31, 2014 and 2013 are as follows:

	2014 $	2013 $

Net operating losses carried forward	$658,216	$879,006
Valuation allowance	(658,216)	(879,006)

Net deferred income tax asset	–	–

8. Subsequent Events

(a) On August 11, 2014, the Company issued a convertible note for $86,500 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on August 11, 2015. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.25 per share of the Company’s common stock.

(b) On August 11, 2014, the Company issued a convertible note for $25,000 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on August 11, 2015. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.25 per share of the Company’s common stock.

(c) On April 15, 2015, the Company issued a promissory note for $145,000 to a non-related party. The note bears interest at 5% per annum, is unsecured, and is due on October 15, 2015. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.01 per share of the Company’s common stock.

(d) On April 15, 2015, the Company issued a promissory note to a non-related party for $189,150 to settle convertible debtof $155,853 plus accrued interest of $33,297. Refer to Notes 4, 8(a) and 8(b). The promissory note bears interest at 5% per annum, is unsecured, and is due on October 15, 2015. In the event of default, the holder may convert the unpaid amount of principal and accrued interest into shares of common stock of the Company at a price of $0.01 per share.

(e) On June 1, 2015, the Company completed a 200-for-1 reverse split of its common stock. All share amounts have been retroactively restated for all periods presented.

(f) On June 3, 2015, the Company issued 30,000,000 shares of common stock to settle outstanding promissory notes and accrued interest totalling $334,150. Refer to Notes 8(c) and (d).

(g) On June 22, 2015, the Company issued 1,500,000 shares of common stock to settle $4,500 owing to the former President and CEO of the Company. Refer to Note 5(b).

(h) On July 7, 2015, the Company issued 50,000 shares of common stock to settle $150owing to the former President and CEO of the Company. Refer to Note 5(b).

(i) On July 20, 2015, the Company issued 1,500,000 shares of common stock to settle $4,500 owing to the former President and CEO of the Company. Refer to Note 5(b).

(j) On August 24, 2015, the Company issued 1,600,000 shares of common stock settle $4,800 owing to the former President and CEO of the Company. Refer to Note 5(b)

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

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2014:

		Annual Compensation							Long Term Compensation
Name	Title	Year	Salary ($)		Bonus		Other Annual Compensation		Restricted Stock Awarded		Options/* SARs (#)		LTIP payouts ($)		All Other Compensation
David Ashby	President and director (from January 24, 2013)	2013 2014	$ $	0 0	$ $	0 0	$ $	14,000 98,889	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 15, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2014.

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

Item 14. Principal Accounting Fees and Services

For the year ended July 31, 2014, the total fees charged to the company for reviews was $17,500.

Item 15. Exhibits

Exhibit Number	Description

31.1	Sec. 302 Certification of Chief Executive and Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Dated: June 5, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 5, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)