Form 10-K/A
period 2015-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-06
CIK 1443388

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

1878 Camino Verde Lane, Las Vegas, NV 89119
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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-K (the “Amendment”) to our Annual Report on Form 10-K/A for the year ended July 31, 2015 (the “Form 10-K”), filed with the Securities and Exchange Commission on August 19, 2015 (the “Original Filing Date”) to restate the annual audited financial statements for the year ended July 31, 2015.

This amendment includes the audited financial statements for the year ended July 31, 2015. The original filing included unaudited management prepared financial statements.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment (No. 1 ) and are included as Exhibits 31.1 and 32.1 hereto.

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

On April 16, 2015, Wilderness Custom Exteriors Ltd., a construction company from Kelowna, British Columbia, specializing in the construction of marijuana growing operations, acquired the $189,150 Promissory Note from Mr. David Harris, and acquired the $145,000 Promissory Note from Zircon Ventures Inc. (hereinafter collectively referred to as the Notes.) On June 2, 2015, the Company received instructions from Wilderness Custom Exteriors Ltd. to accept as payment in full of the Notes including accrued interest, by issuing 30,000,000 shares of common stock. On June 3, 2015, the Company issued 15,000,000 shares of common stock to Wilderness Custom Exteriors Ltd. and 15,000,000 shares of common stock to Richard Powell, a businessman located in Kelowna, British Columbia.

On June 3, 2015, through the expertise of its new management, Mr. Rick Powell and Mr. Jim Loseth, we entered into the commercial indoor cultivation business specializing in the construction of cannabis growing facilities and the management thereof. Currently, we are planning to obtain contracts to build marijuana growing operations for third parties.

We build pre-fabricated buildings which meet new mandatory fire and energy codes with structural products that are fire, rot, mold, and termite resistant. Our, pre-fabricated Green Hygienics material render the electrical, mechanical and HVAC engineering and installation more efficiently than conventional construction methods. This reduces the initial set up cost and time. Utilizing a sterile growing environment increases the likelihood of meeting requisite quality assurance standards. We use a soilless, scalable, production system. This provides the low running costs and high yielding required to produce the both quality of product, but volume consistently, while maintaining the possible lowest carbon footprint.

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

Advantages of the aeroponics systems are:

•	Faster growth
•	Higher yields
•	Better quality.
•	Reduced labor cost
•	Reduced risk of disease and pests

•	Reduced nutrient costs
•	Reduced water requirements.
•	Scalable application
•	Less space and easier mobility of crops
•	Crops easier to harvest.

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

We have yet to earn significant revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.  We have accrued accumulated net losses of $39,142,487 at July 31, 2015. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

As we undertake the construction of cannabis growing facilities, we will be subject to compliance with government regulation that may increase the anticipated cost of our program. There are several governmental regulations that could materially increase the costs of managing the facilities.  We will be subject to regulations and laws as we carry out our program. We will require licenses to grow and develop the cannabis in the United States and Canada. We will construct secured facilities to conduct the growing operations. Regulations will control all aspects of the movement of the cannabis and security of the premises. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our growing operations.

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

Because marijuana is illegal under federal law, we could be subject to criminal and civil sanctions for engaging in activities that violate those laws.The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

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

We have yet to earn continuous or sufficient revenue and our ability to sustain our operations is dependent on our ability to raise additional financing. As a result there is substantial doubt about our ability to continue as a going concern. We have accumulated net losses of $39,142,487 for the period from inception June 12, 2008 to July 31, 2015 and have insufficient revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because our current officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail. Mr. Rick Powell and Mr. Jim Loseth, our management currently devote approximately 10% of their attention to providing services to the Company. While they presently possess adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

Item 4. Mine Safety Procedures

Not applicable

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Green Hygienics trades on the OTC market under the trading symbol GRYN. Trading for GRYN for the last two years by quarter is as follows:

Quarter ended	High	Low	Close	Volume

31-Jul-15	$3.50	$0.03	$0.98	15,500
30-Apr-15	$0.04	$0.04	$0.04	-
31-Jan-15	$0.07	$0.03	$0.04	800
31-Oct-14	$0.12	$0.03	$0.03	1,300

31-Jul-14	$0.59	$0.12	$0.12	1,900
30-Apr-14	$1.06	$0.37	$0.36	100
31-Jan-14	$1.02	$0.60	$1.02	-
31-Oct-13	$1.29	$1.00	$1.00	-

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

Comparison of Operations for July 31, 2015 with July 31, 2014

We incurred operating losses of $39,142,487 from date of incorporation June 12, 2008 to the year ended July 31, 2015. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Year ended	Year ended
Expense	7/31/2015	7/31/2014	Change

General/Administration fees	$30,155	$208,578	$(178,423)
Management fees	-	1,083,000	(1,083,000)
Consulting fees	11,873	125,341	(113,468)
Interest	73,468	11,595	61,873
Loss on extinguishment of debt	26,579,593	228,058	26,351,535
Loss on advances	-	248,800	(248,800)

Net loss for year	$26,695,089	$1,905,372	$24,789,717

In 2015, our auditors issued a going concern opinion. There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2015 and 2014.

Balance Sheet Data:

	2015	2014

Cash	$2,966	$3,361
Total assets	$2,966	$3,361
Total liabilities	$204,373	$434,679
Shareholders' (deficit)	$(201,407)	$(431,318)

Liquidity and Capital Resources

Our cash balance at July 31, 2015 was $2,966 (2014- $3,361) with outstanding liabilities of $204,373 (2014 - $434,679).

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

In 2015, our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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
July 31, 2015
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Hygienics Holdings Inc.

We have audited the accompanying balance sheets of Green Hygienics Holdings Inc. (the “Company”) as of July 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31,2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP
Vancouver, Canada

May 29, 2018

GREEN HYGIENICS HOLDINGS INC.
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2015 $	July 31, 2014 $
ASSETS

Current Assets
Cash	2,966	3,361

Total Assets	2,966	3,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Notes 4 and 5)	88,929	224,731
Loans payable (Note 3)	48,750	130,250
Convertible debt, net of unamortized discount of $nil (2014 - $35,429) (Note 4)	–	8,924
Due to related parties (Note 5)	66,694	70,774

Total Liabilities	204,373	434,679

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 8)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
33,107,835(2014 – 57,835) shares issued and outstanding	33,108	58
Additional paid-in capital	38,907,972	12,016,022
Deficit	(39,142,487)	(12,447,398)

Total Stockholder’s Deficit	(201,407)	(431,318)

Total Liabilities and Stockholder’s Deficit	2,966	3,361

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year Ended July 31, 2015 $	Year Ended July 31, 2014 $
Expenses
Consulting fees (Notes 5 and 6)	11,873	125,341
General and administrative (Note 6)	30,155	208,578
Management fees (Notes5 and 6)	–	1,083,000
Total Expenses	42,028	1,416,919

Loss Before Other Expenses	(42,028)	(1,416,919)

Other Expenses
Interest expense	(73,468)	(11,595)
Loss on extinguishment of debt (Note 6)	(26,579,593)	(228,058)
Loss on write-down of advances	–	(248,800)
Total Other Expenses	(26,653,061)	(488,453)

Net Loss and Comprehensive Loss	(26,695,089)	(1,905,372)

Net Loss Per Share, Basic and Diluted	(5.30)	(35.10)

Weighted Average Shares Outstanding	5,033,725	54,288

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, July 31, 2013	47,481	48	10,309,420	(10,542,026)	(232,558)

Common stock issued for services	5,954	6	1,119,883	–	1,119,889

Common stock issued for cash	2,175	2	217,498	–	217,500

Common stock issued for finder’s fee	20	–	–	–	–

Stock issuance costs	–	–	(28,500)	–	(28,500)

Common stock issued to extinguish debt	2,205	2	353,368	–	353,370

Intrinsic value of beneficial conversion feature	–	–	44,353	–	44,353

Net loss for the year	–	–	–	(1,905,372)	(1,905,372)

Balance, July 31, 2014	57,835	58	12,016,022	(12,447,398)	(431,318)

Common stock issued to extinguish debt	33,050,000	33,050	26,891,950	–	26,925,000

Net loss for the year	–	–	–	(26,695,089)	(26,695,089)

Balance, July 31, 2015	33,107,835	33,108	38,907,972	(39,142,487)	(201,407)

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended July 31, 2015 $	Year Ended July 31, 2014 $
Operating Activities
Net loss	(26,695,089)	(1,905,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible debt	35,429	8,924
Loss on extinguishment of debt	26,579,593	228,058
Stock-based compensation	–	1,119,889
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	44,602	202,685
Net Cash Used In Operating Activities	(35,465)	(345,816)

Financing Activities
Proceeds from loan payable	30,000	111,500
Proceeds from convertible debt	–	43,353
Proceeds from related party loan	5,070	–
Proceeds from stock issued	–	217,500
Stock issuance costs	–	(28,500)
Net Cash Provided By Financing Activities	35,070	344,853

Decrease in Cash	(395)	(963)

Cash, Beginning of Year	3,361	4,324

Cash, End of Year	2,966	3,361

Non-cash Financing Activities:
Intrinsic value of beneficial conversion feature recorded as discount on convertible debt and additional paid-in capital	–	44,353
Common stock issued to settle accounts payable and convertible debt	20,400,000	353,370
Common stock issued to settle related party debt	6,525,000	–
Common Stock issued as a finder’s fee	–	2,000
Promissory note issued to a related party to settle accounts payable	–	70,774
Settlement of loans payable with issuance of convertible debt	111,500	-

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2015 and 2014
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2015, the Company has not generated any revenues, has a working capital deficit of $201,407, and has an accumulated deficit of $39,142,487 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Years Ended July 31, 2015 and 2014
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
Years Ended July 31, 2015 and 2014
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

3. Loans Payable

(a) As at July 31, 2015, the Company owes $18,750 (2014 - $105,250) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at July 31, 2015, the Company owes $nil (2014 - $25,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(c) As at July 31, 2015, the Company owes $30,000 (2014 - $nil) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(d) On April 15, 2015, the Company issued a promissory note to a non-related party for $189,150 to settle convertible debt of $155,853 and accrued interest of $33,297. Refer to Note 4. The note bears interest at 5% per annum, is unsecured, and is due on October 15, 2015. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.01 per share of the Company’s common stock.  On June 3, 2015, the note was settled through the issuance of shares of common stock. Refer to Note 6(b)).

(e) On April 15, 2015, the Company issued a promissory note to a non-related party for $145,000. The note bears interest at 5% per annum, is unsecured, and is due on October 15, 2015. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.01 per share of the Company’s common stock.  On June 3, 2015, the note was settled through the issuance of shares of common stock. Refer to 6(b)).

4. Convertible Debt

(a) On December 17, 2013, the Company issued a convertible note for $24,853 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on December 17, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,583 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended July 31, 2015, the Company accreted $19,240 (2014 - $5,343) of the debt discount which was recorded as interest expense. On April 15, 2015, the note was settled through the issuance of a promissory note. Refer to Note 3(d). As at July 31, 2015, the carrying value of the convertible note was $nil (2014 - $5,343).

(b) On December 31, 2013, the Company issued a convertible note for $19,500 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on December 31, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $19,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the year ended July 31, 2015, the Company accreted $15,919 (2014 - $3,581) of the debt discount which was recorded as interest expense. On April 15, 2015, the note was settled through the issuance of a promissory note. Refer to Note 3(d). As at July 31, 2015, the carrying value of the convertible note was $nil (2014 - $3,581).

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2015 and 2014
(Expressed in U.S. dollars)

4. Convertible Debt (continued)

(c) On August 11, 2014, the Company issued a convertible note for a $86,500 debt owing to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on August 11, 2015. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock.  In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.  On April 15, 2015, the note was settled through the issuance of a promissory note. Refer to Note 3(d).

(d) On August 11, 2014, the Company issued a convertible note for a $25,000 debt owing to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on August 11, 2015. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock. In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.  On April 15, 2015, the note was settled through the issuance of a promissory note. Refer to Note 3(d).

5. Related Party Transactions

(a) During the year ended July 31, 2015, the Company incurred $nil (2014 - $83,000) in management fees and $nil (2014 - $15,889) in consulting fees to a director and former President and Chief Executive Officer of the Company.

(b) As at July 31, 2015, the Company owed $61,624 (2014 - $70,774) to a director and former President and CEO of the Company. The amount owing bears interest at 5% per annum, is unsecured, and was due on January 31, 2015. As at July 31, 2015, accrued interest of $3,414 (2014 - $nil) has been included in accounts payable and accrued liabilities.

(c) As at July 31, 2015, the Company owes $5,070 (2014 - $nil) to the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

6. Common Stock

Share transactions for the year ended July 31, 2015:

(a) On June 1, 2015, the Company completed a 200-for-1 reverse split of its common stock. All share amounts have been retroactively restated for all periods presented.

(b) On June 3, 2015, the Company issued 30,000,000 shares of common stock with a fair value of $20,400,000 to settle $334,150 in debt and $2,107 in accrued interest. Refer to Note 3(d). The Company recorded a loss on settlement of $20,063,743.

(c) On June 22, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $3,750,000 to settle $4,500 owing to a director and former President and CEO of the Company. The Company recorded a loss on settlement of $3,745,500.

(d) On July 7, 2015, the Company issued 50,000 shares of common stock with a fair value of $150,000 to settle $150 owing to a director and former President and CEO of the Company. The Company recorded a loss on settlement of $149,850.

(e) On July 20, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $2,625,000 to settle $4,500 owing to a director and former President and CEO of the Company. The Company recorded a loss on settlement of $2,620,500.

Share transactions for the year ended July 31, 2014:

(f) On November 6, 2013, the Company issued 650 shares of common stock at $100 per share for proceeds of $65,000. In connection with the share issuance, the Company issued 20 shares of common stock with a fair value of $2,000 as a finder’s fee.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2015 and 2014
(Expressed in U.S. dollars)

6. Common Stock (continued)

(g) On November 6, 2013, the Company issued 300 shares of common stock with a fair value of $60,000 to settle accounts payable of $29,812. The Company recorded a loss on settlement of $30,188.

Share transactions for the year ended July 31, 2014 (continued):

(h) On November 7, 2013, the Company issued 5,000 shares of common stock with a fair value of $1,000,000 to a director and former President and CEO of the Company for management fees.

(i) On November 17, 2013, the Company issued 454 shares of common stock with a fair value of $69,889 for consulting fees.

(j) On November 17, 2013, the Company issued 1,905 shares of common stock with a fair value of $293,370 to settle a loan payable of $95,500. The Company recorded a loss on settlement of $197,870.

(k) On February 28, 2014, the Company issued 1,525 shares of common stock at $100 per share for proceeds of $152,500. In connection with this share issuance, the Company incurred a finder’s fee of $28,500.

(l) On May 27, 2014, the Company issued 500 shares of common stock with a fair value of $50,000 for general and administrative fees.

7. Income Taxes

The Company has net operating losses carried forward of $3,249,856 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015 $	2014 $

Income tax recovery at statutory rate	$(9,076,330)	$(647,826)
Permanent difference and other	9,037,062	461,150
Change in enacted tax rates	15,014	407,466
Change in valuation allowance	24,254	(220,790)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at July 31, 2015 and 2014 are as follows:

	2015 $	2014 $

Net operating losses carried forward	$682,470	$658,216
Valuation allowance	(682,470)	(658,216)

Net deferred income tax asset	–	–

8. Subsequent Event

On August 24, 2015, the Company issued 1,600,000 shares of common stock to settle related party debt of $4,800. Refer to Note 5(b).

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

Rick Powell has been a contractor for the last 25 years. His expertise is constructing facilities in the cannabis industry and advising on growing techniques. Mr. Powell has been an industry leader in creating new strains, developing new growing techniques, and creating new by-products from the cannabis plant.

Jim Loseth has for the last 25 years, owned and operated Wilderness Custom Exteriors Ltd., a British Columbia based Construction Company. Mr. Loseth and Mr. Powell have worked together over the last 25 years bringing new construction methods and technology to the Cannabis industry.

David Ashby is a professional engineer and combines experience in marketing, venture capital and global market expansion along with his contemporary education. Mr. Ashby held an Atomic Energy License for over 20 years as a Senior Radiographer and has extensive knowledge and experience in the field of infrared technology.  Born and raised in Saskatchewan, Canada, he moved to Alberta, Canada, after completing a Bachelor of Arts with a major in Mathematics and a minor in Economics in the early 1970’s to pursue his interest in the oil and gas service sector.  By age 28, Mr. Ashby was a co-founder/owner of a multi-million dollar international pipeline x-ray company. He has been under contract as a pipeline inspector with Enbridge.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2015:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation

Rick Powell	CEO and Director from June 3, 2015	2015	$0	$0	$0	$0	$0	$0	$0

Jim Loseth	COO and Director from June 3, 2015	2015	$0	$0	$0	$0	$0	$0	$0

David Ashby	President and director (from	2013	$0	$0	$14,000	$0	$0	$0	$0
	January 24, 2013 resigned as President June 3, 2015)	2014	$0	$0	$98,889	$0	$0	$0	$0
		2015	$0	$0	$0	$0	$0	$0	$0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Common Stock	Rick Powell #4 – 690 McCurdy Road, Kelowna, British Columbia, Canada V1X 2P5	15,000,000	45.3%

	Wilderness Custom Exteriors Ltd. (2) #4 – 690 McCurdy Road, Kelowna, British Columbia, Canada V1X 2P5	15,000,000	45.3%

	D. Ashby Marketing Corp.(3) 3079 Ourtoland Drive, , Kelowna British Columbia	5,000	0.0%

	Total	30,005,000	90.6%

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

Item 14. Principal Accounting Fees and Services

For the year ended July 31, 2015, the total fees charged to the company for audit fees was $10,500.

For the year ended July 31, 2014, the total fees charged to the company for audit fees was $24,500.

Item 15. Exhibits

Exhibit Number	Description

31.1	Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Dated: June 6, 2018	/s/ Ron Loudoun
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

Dated: June 6, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)