Form 10-Q/A
period 2014-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-07
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to ___________

Commission File Number 000-54338

GREEN HYGIENICS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2801338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1878 Camino Verde Lane, Las Vegas, NV 89119
(Address of principal executive offices) (Zip Code)

1-855-802-0299
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 34,707,835 common shares issued and outstanding as of May 29, 2018

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q (the “Amendment”) to our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 11, 2015 (the “Original Filing Date”) to restate the quarterly unaudited financial statements for the quarter ended October 31, 2014.

This amendment includes the unaudited financial statements for the quarter ended October 31, 2014. The original filing included unaudited management prepared financial statements that were not reviewed by the Company’s independent registered public accounting firm.

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

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
October 31, 2014
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2014 $	July 31, 2014 $
	(unaudited)
ASSETS

Current Assets
Cash	3,239	3,361

Total Assets	3,239	3,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Notes 4 and 5)	230,875	224,731
Loans payable (Note 3)	18,750	130,250
Convertible debt, net of unamortized discount of $20,185 (2014 - $35,429) (Note 4)	135,668	8,924
Due to related parties (Note 5)	70,774	70,774

Total Liabilities	456,067	434,679

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 6)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
57,835shares issued and outstanding	58	58
Additional paid-in capital	12,016,022	12,016,022
Deficit	(12,468,908)	(12,447,398)

Total Stockholder’s Deficit	(452,828)	(431,318)

Total Liabilities and Stockholder’s Deficit	3,239	3,361

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2014 $	Three Months Ended October 31, 2013 $
Expenses
Consulting fees	1,873	23,319
General and administrative	244	19,450
Management fees (Note 5)	–	21,000

Total Expenses	2,117	63,769

Loss Before Other Income(Expense)	(2,117)	(63,769)

Other Income (Expense)
Foreign exchange gain	356	–
Interest expense	(19,749)	(3,646)

Total Other Income (Expense)	(19,393)	(3,646)

Net Loss and Comprehensive Loss	(21,510)	(67,415)

Net Loss Per Share, Basic and Diluted	(0.37)	(1.47)

Weighted Average Shares Outstanding	57,835	46,000

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2014 $	Three Months Ended October 31, 2013 $
Operating Activities
Net loss	(21,510)	(67,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	15,244	–
Imputed interest	–	3,646
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,144	1,636
Net Cash Used In Operating Activities	(122)	(62,133)

Financing Activities
Proceeds from related party loan	–	1,721
Repayment of related party loan	–	(3,000)
Proceeds from stock issued	–	60,000
Net Cash Provided By Financing Activities	–	58,721

Decrease in Cash	(122)	(3,412)

Cash, Beginning of Period	3,361	4,324

Cash, End of Period	3,239	912

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
October 31, 2014
(Expressed in U.S. dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

The accompanying condensed interim financial statements of Green Hygienics Holdings Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these condensed interim financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2014, the Company has a working capital deficiency of $452,828 and has an accumulated deficit of $12,468,908 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These condensed interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

(b) Reclassifications

Certain of the prior period amounts have been reclassified to conform to the current period’s presentation.

(c) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Loans Payable

(a) As at October 31, 2014, the Company owes $18,750 (July 31, 2014 - $105,250) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at October 31, 2014, the Company owes $nil (July 31, 2014 - $25,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Convertible Debt

(a) On August 11, 2014, the Company issued a convertible note for $86,500 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on August 11, 2015. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock. In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance. As at October 31, 2014, the note has accrued interest of $1,920 (July 31, 2014 - $nil) which has been included in accounts payable and accrued liabilities.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
October 31, 2014
(Expressed in U.S. dollars)
(unaudited)

4. Convertible Debt (continued)

.(b)  On August 11, 2014, the Company issued a convertible note for $25,000 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on August 11, 2015. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock. In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance. As at October 31, 2014, the note has accrued interest of $555 (July 31, 2014 - $nil) which has been included in accounts payable and accrued liabilities.
(c) On December 17, 2013, the Company issued a convertible note for $24,853 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on December 17, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,583 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the three months ended October 31, 2014 the Company accreted $8,975 (2013 - $5,343) of the debt discount which was recorded as interest expense. As at October 31, 2014, the convertible note has a carrying value of $14,318 (July 31, 2014 - $5,343) and accrued interest of $2,685 (July 31, 2014 - $1,539) which has been included in accounts payable and accrued liabilities.

(d) On December 31, 2013, the Company issued a convertible note for $19,500 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on December 31, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $19,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the three months ended October 31, 2014, the Company accreted $6,269 (2013 - $3,581) of the debt discount which was recorded as interest expense. As at October 31, 2014, the convertible note has a carrying value of $9,850 (July 31, 2014 - $3,581) and accrued interest of $1,133 (July 31, 2014 - $1,133) which has been included in accounts payable and accrued liabilities.

5. Related Party Transactions

(a) During the three months ended October 31, 2014, the Company incurred $nil (2013 - $21,000) in management fees to the President and Chief Executive Officer (“CEO”) of the Company.

(b) On July 31, 2014, the Company issued a promissory note for $70,774 to the President and CEO of the Company. The note bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at October 31, 2014, the note has a principal amount outstanding of $70,774 (July 31, 2014 - $70,774) and accrued interest of $885 (July 31, 2014 - $nil) which has been included in accounts payable and accrued liabilities.

6. Subsequent Events

(a) On April 15, 2015, the Company issued a promissory note for $145,000 to a non-related party. The note bears interest at 5% per annum, is unsecured, and is due on October 15, 2015. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.01 per share of the Company’s common stock.

(b) On April 15, 2015, the Company issued a promissory note to a non-related party for $189,150 to settle convertible debt plus accrued interest. Refer to Notes 4(a), (b), (c), and (d). The note bears interest at 5% per annum, is unsecured, and is due on October 15, 2015. In the event of default, the holder may convert the unpaid amount of principal and accrued interest into shares of common stock of the Company at a price of $0.01 per share.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
October 31, 2014
(Expressed in U.S. dollars)
(unaudited)

6. Subsequent Events (continued)

(c) On June 1, 2015, the Company completed a 200-for-1 reverse split of its common stock. All share amounts have been retroactively restated for all periods presented.

(d) On June 3, 2015, the Company issued 30,000,000 shares of common stock to settle debt of $334,150. Refer to Notes 6(a) and (b).

(e) On June 22, 2015, the Company issued 1,500,000 shares of common stock to settle $4,500 owing to the former President and CEO of the Company. Refer to Note 5(b).

(f) On July 7, 2015, the Company issued 50,000 shares of common stock to settle $150 owing to the former President and CEO of the Company. Refer to Note 5(b).

(g) On July 20, 2015, the Company issued 1,500,000 shares of common stock to settle $4,500 owing to the former President and CEO of the Company. Refer to Note 5(b).

(h) On August 24, 2015, the Company issued 1,600,000 shares of common stock settle $4,800 owing to the former President and CEO of the Company. Refer to Note 5(b)

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

Corporate Overview

Green Hygienics Holdings Inc. (the Company) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc.   On June 30, 2010, the Company changed its name to Takedown Entertainment Inc. On July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc.

During the years 2009 thru 2012 the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. Due to a lack of funding, the Company was never able to close asset acquisition agreements.

During the year ended July 31, 2014, the Company has made additional trips to Fortaleza in the state of Ceara, Brazil in the furtherance of its Clean Technology Solutions and secured the option to acquire twelve 2 megawatt wind turbines. We have established and continue to advance relationships with local (Brazil) entrepreneurs and businesses with the intention of establishing a wholesale distribution company for cleantech products and to supply or look at building wind and solar farms for power generation. The option holder of the turbines has not met the terms of the Option to Purchase Agreement and the Company and consequently the Company has not proceeded in this business at this time.

The Company has ceased its continued to support the advancement to commercialization of the Aartha redux flow battery and has expensed its investment in this option and is now focused on pursuing alternative energy and other environmentally friendly ventures.

Results of Operations

We are still in the development stage and have not generated any revenues to date.

Comparison of Operations for the three months ended October 31, 2014 and 2013

We incurred operating losses of $12,468,908 from our date of incorporation June 12, 2008 to the period ended October 31, 2014. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Three months ended
Expense	10/31/2014 $	10/31/2013 $	Change $	Explanation

Consulting fees	(1,873)	(23,319)	21,446	Fees were for wind turbine development. Project has been cancelled
General and administrative	(244)	(19,450)	19,206	Cancelled administration contract
Management fees	–	(21,000)	21,000	Management fees cancelled in Q1-15
Foreign exchange gain	356	–	356
Interest expense	(19,749)	(3,646)	(16,103)	Increase due to accretion and interest expense on a higher principal balance of convertible notes\

Net loss for period	(21,510)	(67,415)	(45,905)

In 2014, our auditors issued a going concern opinion. There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the as at October 31, 2014 and July 31, 2014.

Balance Sheet Data:

	October 31, 2014 $	July 31, 2014 $

Cash	3,239	3,361
Total assets	3,239	3,361
Total liabilities	456,067	434,679
Shareholders' deficit	(452,828)	(431,318)

Liquidity and Capital Resources

Working Capital

	October 31, 2014 $	July 31, 2014 $

Current Assets	3,239	3,361
Current Liabilities	456,067	434,679
Working Capital (Deficit)	(452,828)	(431,318)

Cash Flows

	Three Months Ended October 31, 2014 $	Three Months Ended October 31, 2013 $

Net cash used in operating activities	(122)	(62,133)
Net cash provided by financing activities	–	58,721
Net change in cash	(122)	(3,412)

Our cash balance at October 31, 2014 was $3,239 (July 31, 2014 - $3,361) with outstanding current liabilities of $456,067 (July 31, 2014 - $434,679), and a working capital deficit of $452,828 (July 31, 2014 - $431,318).

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.

We have raised no funds during the current quarter and spent $122 on operating activities. During the three months ended October 31, 2013, we expended $62,133 on operating activities, raised $60,000 in equity, increased our debt to a related party by $1,721, and made repayments on a related party loan of $3,000.

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

Critical Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Saturna Group Chartered Professional Accountants LLP, our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financialreporting.

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
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Date: June 6, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)