Form 10-Q/A
period 2015-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-07
CIK 1443388

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

The Company is filing this Amendment No. 1 on Form 10-Q (the “Amendment”) to our Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 11, 2015 (the “Original Filing Date”) to restate the quarterly unaudited financial statements for the quarter ended January 31, 2015.

This amendment includes the unaudited financial statements for the quarter ended January 31, 2015. The original filing included unaudited management prepared financial statements that were not reviewed by the Company’s independent registered public accounting firm.

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

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
January 31, 2015
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2015 $	July 31, 2014 $
	(unaudited)
ASSETS

Current Assets
Cash	3,068	3,361

Total Assets	3,068	3,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Notes 4 and 5)	235,302	224,731
Loans payable (Note 3)	18,750	130,250
Convertible debt, net of unamortized discount of $nil (2014 - $35,429) (Note 4)	155,853	8,924
Due to related parties (Note 5)	70,774	70,774

Total Liabilities	480,679	434,679

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 6)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
57,835shares issued and outstanding	58	58
Additional paid-in capital	12,016,022	12,016,022
Deficit	(12,493,691)	(12,447,398)

Total Stockholder’s Deficit	(477,611)	(431,318)

Total Liabilities and Stockholder’s Deficit	3,068	3,361

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended January 31, 2015 $	Three Months Ended January 31, 2014 $	Six Months Ended January 31, 2015 $	Six Months Ended January 31, 2014 $
Expenses
Consulting fees	–	76,880	1,873	100,199
General and administrative	870	57,338	1,114	76,788
Management fees (Note 5)	–	1,701,452	–	1,722,452
Total Expenses	870	1,835,670	2,987	1,899,439

Loss Before Other Income (Expense)	(870)	(1,835,670)	(2,987)	(1,899,439)

Other Income (Expense)
Foreign exchange	1,099	(1,344)	1,455	(1,344)
Interest expense	(25,012)	(5,038)	(44,761)	(8,684)
Loss on write-down of advances	–	(150,000)	–	(150,000)
Total Other Income (Expense)	(23,913)	(156,382)	(43,306)	(160,028)

Net Loss and Comprehensive Loss	(24,783)	(1,992,052)	(46,293)	(2,059,467)

Net Loss Per Share, Basic and Diluted	(0.43)	(36.89)	(0.80)	(41.19)

Weighted Average Shares Outstanding	57,835	54,000	57,835	50,000

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended January 31, 2015 $	Six Months Ended January 31, 2014 $
Operating Activities
Net loss	(46,293)	(2,059,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	35,429	2,120
Imputed interest	–	5,460
Loss on settlement of accounts payable	–	432,950
Stock-based compensation	–	1,325,885
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,571	159,879
Net Cash Used In Operating Activities	(293)	(133,173)

Investing Activities
Advances for acquisition of assets	–	(73,800)
Net Cash Used In Investing Activities	–	(73,800)

Financing Activities
Proceeds from note payable	–	44,985
Proceeds from related party loan	–	26,088
Repayment of related party loan	–	(3,060)
Proceeds from stock issued	–	153,750
Net Cash Provided By Financing Activities	–	221,763

Decrease in Cash	(293)	(14,790)

Cash, Beginning of Period	3,361	4,324

Cash, End of Period	3,068	19,144

Non-cash Financing Activities:
Intrinsic value of beneficial conversion feature recorded as discount on convertible debt and additional paid-in capital	–	20,571
Stock issued to settle accounts payable	–	114,250

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
January 31, 2015
(Expressed in U.S. dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

The accompanying condensed interim financial statements of Green Hygienics Holdings Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In the opinion of management, the accompanying condensed interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2015, the Company has a working capital deficiency of $477,611 and has an accumulated deficit of $12,493,691 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loans Payable

(a) As at January 31, 2015, the Company owes $18,750 (July 31, 2014 - $105,250) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at January 31, 2015, the Company owes $nil (July 31, 2014 - $25,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Convertible Debt

(a)  On August 11, 2014, the Company issued a convertible note for $86,500 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on August 11, 2015. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock. In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance. As at January 31, 2015, the note has accrued interest of $4,100 which has been included in accounts payable and accrued liabilities.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
January 31, 2015
(Expressed in U.S. dollars)
(unaudited)

4. Convertible Debt (continued)

(b) On August 11, 2014, the Company issued a convertible note for $25,000 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on August 11, 2015. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock. In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company determined that the convertible promissory note contained no embedded beneficial conversion feature as the convertible promissory note was issued with a conversion price higher than the fair market value of the Company’s shares of common stock at the time of issuance.  As at January 31, 2015, the note has accrued interest of $1,185 (July 31, 2014 - $nil) which has been included in accounts payable and accrued liabilities.

(c) On December 17, 2013, the Company issued a convertible note for $24,853 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on December 17, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,583 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the six months ended January 31, 2015, the Company accreted $19,240 (2014 - $5,343) of the debt discount which was recorded as interest expense. As at January 31, 2015, the convertible note has a carrying value of $24,583 (July 31, 2014 - $5,343) and accrued interest of $3,311 (July 31, 2014 - $1,539) which has been included in accounts payable and accrued liabilities.

(d) On December 31, 2013, the Company issued a convertible note for $19,500 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on December 31, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $19,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the six months ended January31, 2015, the Company accreted $15,919 (2014 - $3,581) of the debt discount which was recorded as interest expense. As at January 31, 2015, the convertible note has a carrying value of $19,500 (July 31, 2014 - $3,581) and accrued interest of $1,624 (July 31, 2014 - $1,133) which has been included in accounts payable and accrued liabilities.

5. Related Party Transactions

(a) During the six months ended January 31, 2015, the Company incurred $nil (2014 - $41,000) in management fees and $nil (2014 - $15,889) in consulting fees to the President and Chief Executive Officer (“CEO”) of the Company.

(b) On July 31, 2014, the Company issued a promissory note for $70,774 to the President and CEO of the Company. The note bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at January 31, 2015, the note has a principal amount outstanding of $70,774 (July 31, 2014 - $70,774) and accrued interest of $1,784 (July 31, 2014 - $nil) which has been included in accounts payable and accrued liabilities.

6. Subsequent Events

(a) On April 15, 2015, the Company issued a promissory note for $145,000 to a non-related party. The note bears interest at 5% per annum, is unsecured, and is due on January 15, 2015. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.01 per share of the Company’s common stock.

(b) On April 15, 2015, the Company issued a promissory note to a non-related party for $189,150 to settle convertible debt plus accrued interest. Refer to Notes 4(a), (b), (c), and (d). The note bears interest at 5% per annum, is unsecured, and is due on January 15, 2015. In the event of default, the holder may convert the unpaid amount of principal and accrued interest into shares of common stock of the Company at a price of $0.01 per share.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
January 31, 2015
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

Comparison of Operations for the three and six month periods ended January 31, 2015and 2014

We incurred operating losses of $12,493,691 from our date of incorporation on June 12, 2008 to January 31, 2015. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss for the three and six month periods are as follows:

	Six months ended
Expense	1/31/2015 $	1/31/2014 $	Change $	Explanation

Consulting fees	(1,873)	(100,199)	98,326	Fees were for wind turbine development. Project has been cancelled
General and administrative	(1,114)	(76,788)	75,674	Cancelled administration contract
Management fees	–	(1,722,452)	1,722,452	Cancelled management fees and 1 million shares paid to director and officer valued at $1.632 million in the prior period
Foreign exchange	1,455	(1,344)	2,799
Interest expense	(44,761)	(8,684)	(36,077)	Increase in interest due to increase in related party indebtedness
Loss on write-down of advances	–	(150,000)	150,000	Wrote off uncollectable advances

Net loss for period	(46,293)	(2,059,467)	2,013,174

	Three months ended
Expense	1/31/2015 $	1/31/2014 $	Change $	Explanation

Consulting fees	–	(76,880)	76,880	Fees were for wind turbine development. Project has been cancelled
General and administrative	(870)	(57,338)	56,468	Cancelled administration contract
Management fees	–	(1,701,452)	(1,701,452)	Cancelled management fees and 1 million shares paid to director and officer valued at $1.632 million in the prior period
Foreign exchange	1,099	(1,344)	2,443
Interest expense	(25,012)	(5,038)	(19,974)	Increase in interest due to increase in related party indebtedness
Loss on write-down of advances	–	(150,000)	150,000	Wrote off uncollectable advances

Net loss for period	(24,783)	(1,992,052)	1,967,269

In 2013, our auditors issued a going concern opinion. Little has changed in 2014 or the quarter ended January 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company as at January 31, 2015 and July 31, 2014.

Balance Sheet Data:

	January 31, 2015 $	July 31, 2014 $

Cash	3,068	3,361
Total assets	3,068	3,361
Total liabilities	480,679	434,679
Shareholders' deficit	(477,611)	(431,318)

Liquidity and Capital Resources

Working Capital

	January 31, 2015 $	July 31, 2014 $

Current Assets	3,068	3,361
Current Liabilities	480,679	434,679
Working Capital (Deficit)	(477,611)	(431,318)

Cash Flows

	Six Months Ended January 31, 2015 $	Six Months Ended January 31, 2014 $

Net cash used in operating activities	(293)	(133,173)
Net cash used in investing activities	–	(73,800)
Net cash provided by financing activities	–	221,763
Net change in cash	(293)	(14,790)

Our cash balance at January 31, 2015 was $3,068 (July 31, 2014 - $3,361) with outstanding current liabilities of $480,679 (July 31, 2014 - $434,679), and a working capital deficit of $477,611 (July 31, 2014 - $431,318).

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise.

We have raised no funds during the current quarter and spent $293 on operating activities. During the six months ended January 31, 2014, we expended $133,173 on operating activities, raised $153,750 in equity, increased our debt to a related party by $26,088 and to a non-related party by $44,985, and made repayments on a related party loan of $3,060.

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