Form 10-Q/A
period 2015-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-08
CIK 1443388

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

The Company is filing this Amendment No. 1 on Form 10-Q (the “Amendment”) to our Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on June 19, 2015 (the “Original Filing Date”) to restate the quarterly unaudited financial statements for the quarter ended April 30, 2015.

This amendment includes the unaudited financial statements for the quarter ended April 30, 2015. The original filing included unaudited management prepared financial statements that were not reviewed by the Company’s independent registered public accounting firm.

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

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
April 30, 2015
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2015 $	July 31, 2014 $
	(unaudited)
ASSETS

Current Assets
Cash	14,324	3,361

Total Assets	14,324	3,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Notes 4 and 5)	83,986	224,731
Loans payable (Note 3)	382,900	130,250
Convertible debt, net of unamortized discount of $nil (2014 - $35,429) (Note 4)	–	8,924
Due to related parties (Note 5)	70,774	70,774

Total Liabilities	537,660	434,679

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 6)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
57,835 shares issued and outstanding	58	58
Additional paid-in capital	12,016,022	12,016,022
Deficit	(12,539,416)	(12,447,398)

Total Stockholder’s Deficit	(523,336)	(431,318)

Total Liabilities and Stockholder’s Deficit	14,324	3,361

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended April 30, 2015 $	Three Months Ended April 30, 2014 $	Nine Months Ended April 30, 2015 $	Nine Months Ended April 30, 2014 $
Expenses
Consulting fees	10,000	28,551	11,873	128,750
General and administrative	9,189	(54,357)	8,848	22,431
Management fees (Note 5)	–	36,406	–	1,758,858
Total Expenses	19,189	10,600	20,721	1,910,039

Loss Before Other Expenses	(19,189)	(10,600)	(20,721)	(1,910,039)

Other Expenses
Interest expense	(26,536)	(14,276)	(71,297)	(22,960)
Loss on write-down of advances	–	(98,800)	–	(248,800)
Total Other Expenses	(26,536)	(113,076)	(71,297)	(271,760)

Net Loss and Comprehensive Loss	(45,725)	(123,676)	(92,018)	(2,181,799)

Net Loss Per Share, Basic and Diluted	(0.79)	(2.21)	(1.59)	(41.96)

Weighted Average Shares Outstanding	57,835	56,000	57,835	52,000

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended April 30, 2015 $	Nine Months Ended April 30, 2014 $
Operating Activities
Net loss	(92,018)	(2,181,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	35,429	–
Imputed interest	–	13,836
Interest expense from exchange of debt	21,810	–
Loss on settlement of accounts payable	–	556,922
Loss on write-down of advances	–	248,800
Stock-based compensation	–	1,325,885
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,742	15,807
Net Cash Used In Operating Activities	(19,037)	(20,549)

Investing Activities
Advances for acquisition of assets	–	(248,800)
Net Cash Used In Investing Activities	–	(248,800)

Financing Activities
Finders’ fees paid	–	(39,272)
Proceeds from loan payable	30,000	–
Proceeds from related party loan	–	82,091
Repayment of related party loan	–	(3,060)
Proceeds from stock issued	–	228,750
Net Cash Provided By Financing Activities	30,000	268,509

Increase (Decrease) in Cash	10,963	(840)

Cash, Beginning of Period	3,361	4,324

Cash, End of Period	14,324	4,384

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
April 30, 2015
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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2015, the Company has a working capital deficiency of $523,336 and has an accumulated deficit of $12,539,416 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loans Payable

(a) As at April 30, 2015, the Company owes $18,750 (July 31, 2014 - $105,250) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at April 30, 2015, the Company owes $nil (July 31, 2014 - $25,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(c) As at April 30, 2015, the Company owes $30,000 (July 31, 2014 - $nil) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

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

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
April 30, 2015
(Expressed in U.S. dollars)
(unaudited)

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,583 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the nine months ended April 30, 2015, the Company accreted $19,240 (2014 - $5,343) of the debt discount which was recorded as interest expense. The note was settled through the issuance of a promissory note. Refer to Note 3(d). As at April 30, 2015, the carrying value of the convertible note was $nil (July 31, 2014 - $5,343).

(d) On December 31, 2013, the Company issued a convertible note for $19,500 to a non-related party. The note bears interest at 10% per annum, is unsecured, and is due on December 31, 2014. The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option at a price of $0.00125 per share of the Company’s common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $19,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. During the nine months ended April 30, 2015, the Company accreted $15,919 (2014 - $3,581) of the debt discount which was recorded as interest expense. The note was settled through the issuance of a promissory note. Refer to Note 3(d). As at April 30, 2015, the carrying value of the convertible note was $nil (2014 - $3,581).

5. Related Party Transactions

(a) During the nine months ended April 30, 2015, the Company incurred $nil (2014 - $62,000) in management fees and $nil (2014 - $15,889) in consulting fees to the President and Chief Executive Officer (“CEO”) of the Company.

(b) On July 31, 2014, the Company issued a promissory note for $70,774 to the President and CEO of the Company. The note bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at April 30, 2015, the note has a principal amount outstanding of $70,774 (July 31, 2014 - $70,774) and accrued interest of $2,654 (July 31, 2014 - $nil) which has been included in accounts payable and accrued liabilities.

6. Subsequent Events

(a) On June 1, 2015, the Company completed a 200-for-1 reverse split of its common stock. All share amounts have been retroactively restated for all periods presented.

(b) On June 3, 2015, the Company issued 30,000,000 shares of common stock to settle debt of $334,150.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
April 30, 2015
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

(f) On August 24, 2015, the Company issued 1,600,000 shares of common stock settle $4,800 owing to the former President and CEO of the Company. Refer to Note 5(b)

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

Results of Operations

	Nine Months Ended
Expenses	April 30, 2015 $	April 30, 2014 $	Change $

Consulting fees	(11,873)	(128,750)	116,877
General and administrative	(8,848)	(22,431)	13,583
Management fees	–	(1,758,858)	1,758,858
Interest expense	(71,297)	(22,960)	(48,337)
Loss on write-down of advances	–	(248,800)	248,800
Net loss for the period	(92,018)	(2,181,799)	2,089,781

	Three Months Ended
Expenses	April 30, 2015 $	April 30, 2014 $	Change $

Consulting fees	(10,000)	(28,551)	18,551
General and administrative	(9,189)	54,357	(63,546)
Management fees	–	(36,406)	36,406
Interest expense	(26,536)	(14,276)	(12,260)
Loss on write-down of advances	–	(98,800)	98,800
Net loss for the period	(45,725)	(123,676)	77,951

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2015 we have generated only nominal revenues, insufficient to meet our financing needs.

Expenses

Our expenses for the three months ended April 30, 2015 were $19,189 compared to $10,600 during the same period in 2014.  The increase in expenses was due to a recovery of general and administrative costs during the same period in 2014, as we had more operations during the three months ended April 30, 2014 compared to the current period.

Our expenses for the nine months ended April 30, 2015 were $20,721 compared to $1,910,039 during the same period in 2014.  The decrease was due to the fair value of the issuance of 1,000,000 common shares issued to a director of our Company with a fair value of $1,758,858 in fiscal 2014 as well as the fact that there were more operating activity in fiscal 2014 compared to fiscal 2015.

Net Loss

Our net loss for the three months ended April 30, 2015 was $45,725 compared to a net loss of $123,676 during the same period in 2014.  In addition to operating expenses, the Company wrote off advances made of $98,800 during fiscal 2014.

Our net loss for the nine months ended April 30, 2015 was $92,018 compared to a net loss of $2,181,799 during the same period in 2014.  In addition to the operating expenses, the Company also wrote off advances made of $248,800 during fiscal 2014.

Liquidity and Capital Resources

Working Capital

	April 30, 2015 $	July 31, 2014 $

Current Assets	14,324	3,361
Current Liabilities	537,660	434,679
Working Capital (Deficit)	(523,336)	(431,318)

Cash Flows

	Nine Months Ended April 30, 2015 $	Nine Months Ended April 30, 2014 $

Net cash used in operating activities	(19,037)	(20,549)
Net cash used in investing activities	–	(248,800)
Net cash provided by financing activities	30,000	268,509
Net change in cash	10,963	(840)

We had $14,324 of cash on hand as of April 30, 2015, with current liabilities of $537,660 and a working capital deficit of $523,336. As at July 31, 2014, the Company had cash of $3,361, current liabilities of $434,679, and a working capital deficit of $431,318.  The increase in the working capital deficit was due to issuance of loans payable which was used to pay down outstanding obligations and convertible debentures as well as operating costs incurred during the period.

This cash balance is insufficient to fund our levels of operations for the next twelve months.

During the nine months ended April 30, 2015, we have raised $30,000 in proceeds from loans payable which was used on operating activities totalling $19,037. During the nine months ended April 30, 2014, we expended $20,549 on operating activities, and made advances of $248,800 for acquisition of assets which was financed by issuance of common shares for $228,750, proceeds from issuance of a related party loan of $82,091 which was offset by payment of finders’ fees of $39,272, and repayments on a related party loan of $3,060.

The Company has incurred a net loss of $12,539,416 for the period from June 12, 2008 (inception) to April 30, 2015 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

Saturna Group Chartered Professional Accountants LLP, our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Date: June 7, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)