Form 10-Q/A
period 2015-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-08
CIK 1443388

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

The Company is filing this Amendment No. 1 on Form 10-Q (the “Amendment”) to our Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 24, 2015 (the “Original Filing Date”) to restate the quarterly unaudited financial statements for the quarter ended October 31, 2015.

This amendment includes the unaudited financial statements for the quarter ended October 31, 2015. The original filing included unaudited management prepared financial statements that were not reviewed by the Company’s independent registered public accounting firm.

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

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2015 $	July 31, 2015 $
	(unaudited)
ASSETS

Current Assets
Cash	2,966	2,966

Total Assets	2,966	2,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Notes 4)	92,873	88,929
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	61,894	66,694

Total Liabilities	203,517	204,373

Nature of operations and continuance of business (Note 1)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 and 33,107,835shares issued and outstanding, respectively	34,708	33,108
Additional paid-in capital	40,474,372	38,907,972
Deficit	(40,709,631)	(39,142,487)

Total Stockholder’s Deficit	(200,551)	(201,407)

Total Liabilities and Stockholder’s Deficit	2,966	2,966

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2015 $	Three Months Ended October 31, 2014 $
Expenses
Consulting fees	–	1,873
General and administrative	3,176	244
Total Expenses	3,176	2,117

Loss Before Other Income (Expense)	(3,176)	(2,117)

Other Income (Expense)
Foreign exchange gain	–	356
Loss on extinguishment of debt	(1,563,200)	–
Interest expense	(768)	(19,749)
Total Other Income (Expense)	(1,563,968)	(19,393)

Net Loss and Comprehensive Loss	(1,567,144)	(21,510)

Net Loss Per Share, Basic and Diluted	(0.05)	(0.37)

Weighted Average Shares Outstanding	34,290,444	57,835

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2015 $	Three Months Ended October 31, 2014 $
Operating Activities
Net loss	(1,567,144)	(21,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	15,244
Loss on extinguishment of debt	1,563,200	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,944	6,144
Net Cash Used In Operating Activities	–	(122)

Decrease in Cash	–	(122)

Cash, Beginning of Period	2,966	3,361

Cash, End of Period	2,966	3,239

Non-cash Financing Activities:

Stock issued to settle related party debt	1,568,000	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
October 31, 2015
(Expressed in U.S. dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

The accompanying condensed interim financial statements of Green Hygienics Holdings Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2015, the Company has a working capital deficiency of $200,551 and has an accumulated deficit of $40,709,631 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loans Payable

(a) As at October 31, 2015, the Company owes $18,750 (July 31, 2015 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at October 31, 2015, the Company owes $30,000 (July 31, 2015 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) On July 31, 2015, the Company issued a promissory note for $70,774 to the former President and CEO of the Company. The note bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at October 31, 2015, the note has a principal amount outstanding of $56,824 (July 31, 2015 - $61,624) and accrued interest of $4,182 (July 31, 2015 - $3,414) which has been included in accounts payable and accrued liabilities.

(b) As at October 31, 2015, the Company owes $5,070 (July 31, 2015 - $5,070) to the CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

5. Common stock

On August 24, 2015, the Company issued 1,600,000 shares of common stock with a fair value of $1,568,000 to settle related party debt of $4,800. The Company recorded a loss on settlement of $1,563,200.

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

Comparison of Operations for the three months ended October 31, 2015and 2014

We incurred operating losses of $40,709,631 from our date of incorporation on June 12, 2008 to October 31, 2015. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Three Months Ended
Expenses	October 31, 2015 $	October 31, 2014 $	Change $

Consulting fees	–	(1,873)	1,873
General and administrative	(3,176)	(244)	(2,932)
Foreign exchange gain	–	356	(356)
Loss on extinguishment of debt	(1,563,200)	–	(1,563,200)
Interest expense	(768)	(19,749)	18,981
Net loss for the period	(1,567,144)	(21,510)	(1,545,634)

Expenses

Our expenses for the three months ended October 31, 2015 were $3,176 compared to $2,117 during the same period in 2014.  There were no significant changes in our expenses during the period.

Net Loss

Our net loss for the three months ended October 31, 2015 was $1,567,144 compared to a net loss of $21,510 during the same period in 2014.   The increase in 2015 is due to the loss on extinguishment of debt of $1,563,200 due to the issuance of common stock to settle related party debt. In 2014, the Company incurred significant interest expense relating to the accretion of the conversion feature on convertible debt.

In 2014, our auditors issued a going concern opinion. Little has changed in 2015 or the quarter ended October 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company as at October 31, 2015 and July 31, 2015.

Balance Sheet Data:

	October 31, 2015 $	July 31, 2015 $

Cash	2,966	2,966
Total assets	2,966	2,966
Total liabilities	203,517	204,373
Shareholders' deficit	(200,551)	(201,407)

Liquidity and Capital Resources

Working Capital

	October 31, 2015 $	July 31, 2015 $

Current Assets	2,966	2,966
Current Liabilities	203,517	204,373
Working Capital (Deficit)	(200,551)	(201,407)

Cash Flows

	Three Months Ended October 31, 2015 $	Three Months Ended October 31, 2014 $

Net cash used in operating activities	–	(122)
Net change in cash	–	(122)

Our cash balance at October 31, 2015 and July 31, 2015 was $2,966 with outstanding current liabilities of $203,517 (July 31, 2015 - $204,373), and a working capital deficit of $200,551 (July 31, 2015 - $201,407).

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. We have raised no funds during the current quarter or the prior quarter. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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