Form 10-Q/A
period 2016-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-08
CIK 1443388

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

The Company is filing this Amendment No. 1 on Form 10-Q (the “Amendment”) to our Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2016 (the “Form 10-Q”), filed with the Securities and Exchange Commission on March 29, 2016 (the “Original Filing Date”) to restate the quarterly unaudited financial statements for the quarter ended January 31, 2016.

This amendment includes the unaudited financial statements for the quarter ended January 31, 2016. The original filing included unaudited management prepared financial statements that were not reviewed by the Company’s independent registered public accounting firm.

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

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
January 31, 2016
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2016 $	July 31, 2015 $
	(unaudited)
ASSETS

Current Assets
Cash	2,966	2,966

Total Assets	2,966	2,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	95,458	88,929
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	61,894	66,694

Total Liabilities	206,102	204,373

Nature of operations and continuance of business (Note 1)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 and 33,107,835shares issued and outstanding, respectively	34,708	33,108
Additional paid-in capital	40,474,372	38,907,972
Deficit	(40,712,216)	(39,142,487)

Total Stockholder’s Deficit	(203,136)	(201,407)

Total Liabilities and Stockholder’s Deficit	2,966	2,966

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended January 31, 2016 $	Three Months Ended January 31, 2015 $	Six Months Ended January 31, 2016 $	Six Months Ended January 31, 2015 $
Expenses
Consulting fees	–	–	–	1,873
General and administrative	2,448	870	5,623	1,114
Total Expenses	2,448	870	5,623	2,987

Loss Before Other Income (Expense)	(2,448)	(870)	(5,623)	(2,987)

Other Income (Expense)
Foreign exchange	639	1,099	639	1,455
Interest expense	(777)	(25,012)	(1,545)	(44,761)
Loss on extinguishment of debt	–	–	(1,563,200)	–
Total Other Income (Expense)	(138)	(23,913)	(1,564,106)	(43,306)

Net Loss and Comprehensive Loss	(2,586)	(24,783)	(1,569,729)	(46,293)

Net Loss Per Share, Basic and Diluted	–	(0.43)	(0.05)	(0.80)

Weighted Average Shares Outstanding	34,707,835	57,835	34,499,139	57,835

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended January 31, 2016 $	Six Months Ended January 31, 2015 $
Operating Activities
Net loss	(1,569,729)	(46,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	35,429
Loss on extinguishment of debt	1,563,200	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,529	10,571
Net Cash Used In Operating Activities	–	(293)

Decrease in Cash	–	(293)

Cash, Beginning of Period	2,966	3,361

Cash, End of Period	2,966	3,068

Non-cash Financing Activities:

Stock issued to settle related party debt	1,568,000	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
January 31, 2016
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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2016, the Company has a working capital deficiency of $203,136 and has an accumulated deficit of $40,712,216 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loans Payable

(a) As at January 31, 2016, the Company owes $18,750 (July 31, 2015 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at January 31, 2016, the Company owes $30,000 (July 31, 2015 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) On July 31, 2015, the Company issued a promissory note for $70,774 to the former President and CEO of the Company. The note bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at January 31, 2016, the note has a principal amount outstanding of $56,824 (July 31, 2015 - $61,624) and accrued interest of $4,959 (July 31, 2015 - $3,414) which has been included in accounts payable and accrued liabilities.

(b) As at January 31, 2016, the Company owes $5,070 (July 31, 2015 - $5,070) to the CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

	Six Months Ended
Expenses	January 31, 2016 $	January 31, 2015 $	Change $

Consulting fees	–	(1,873)	1,873
General and administrative	(5,623)	(1,114)	(4,509)
Foreign exchange	639	1,455	(816)
Interest expense	(1,545)	(44,761)	(43,216)
Loss on extinguishment of debt	(1,563,200)	–	(1,563,200)
Net loss for the period	(1,569,729)	(46,293)	(1,523,436)

	Three Months Ended
Expenses	January 31, 2016 $	January 31, 2015 $	Change $

General and administrative	(2,448)	(870)	(1,578)
Foreign exchange	639	1,099	(460)
Interest expense	(777)	(25,012)	24,235
Net loss for the period	(2,586)	(24,783)	22,197

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to January 31, 2016 we have generated only nominal revenues, insufficient to meet our financing needs.

Expenses

Our expenses for the three months ended January 31, 2016 were $2,586 compared to $870 during the same period in 2015.  Our expenses for the six months ended January 31, 2016 were $5,623 compared to $2,987 during the same period in 2015.  There were no significant changes between the two periods as we have had limited operations.

Net Loss

Our net loss for the three months ended January 31, 2016 was $2,586 compared to a net loss of $24,783 during the same period in 2015.   In 2015, the Company had interest expense relating to the accretion of the conversion feature on convertible debt.

Our net loss for the six months ended January 31, 2016 was $1,569,729 compared to a net loss of $46,293 during the same period in 2015.  In 2016, the loss is due to the loss on extinguishment of debt of $1,563,200 due to the issuance of common stock to settle related party debt. In 2015, the Company incurred significant interest expense relating to the accretion of the conversion feature on convertible debt.

Liquidity and Capital Resources

Working Capital

	January 31, 2016 $	July 31, 2015 $

Current Assets	2,966	2,966
Current Liabilities	206,102	204,373
Working Capital (Deficit)	(203,136)	(201,407)

Cash Flows

	Six Months Ended January 31, 2016 $	Six Months Ended January 31, 2015 $

Net cash used in operating activities	–	(293)
Net change in cash	–	(293)

We had $2,966 in cash on hand as of January 31, 2016, with current liabilities of $206,102 and a working capital deficit of $203,136. As at July 31, 2015, the Company had a working capital deficit of $201,407.

This cash balance is insufficient to fund our levels of operations for the next twelve months.

During the six months ended January 31, 2016 and 2015, we have raised no funds and expenditures were minimal.

The Company has incurred a net loss of $40,712,216 for the period from June 12, 2008 (inception) to January 31, 2016 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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