Form 10-Q
period 2016-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-08
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
April 30, 2016
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2016 $	July 31, 2016 $
	(unaudited)
ASSETS

Current Assets
Cash	2,966	2,966

Total Assets	2,966	2,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	97,892	88,929
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	61,894	66,694

Total Liabilities	208,536	204,373

Nature of operations and continuance of business (Note 1)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 and 33,107,835 shares issued and outstanding, respectively	34,708	33,108
Additional paid-in capital	40,474,372	38,907,972
Deficit	(40,714,650)	(39,142,487)

Total Stockholder’s Deficit	(205,570)	(201,407)

Total Liabilities and Stockholder’s Deficit	2,966	2,966

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended April 30, 2016 $	Three Months Ended April 30, 2015 $	Nine Months Ended April 30, 2016 $	Nine Months Ended April 30, 2015 $
Expenses
Consulting fees	–	10,000	–	11,873
General and administrative	1,733	9,189	6,717	8,848
Total Expenses	1,733	19,189	6,717	20,721

Loss Before Other Expenses	(1,733)	(19,189)	(6,717)	(20,721)

Other Expenses
Interest expense	(701)	(25,536)	(2,246)	(71,297)
Loss on extinguishment of debt	–	–	(1,563,200)	–
Total Other Expenses	(701)	(26,536)	(1,565,446)	(71,297)

Net Loss and Comprehensive Loss	(2,434)	(45,725)	(1,572,163)	(92,018)

Net Loss Per Share, Basic and Diluted	–	(0.79)	(0.05)	(1.59)

Weighted Average Shares Outstanding	34,707,835	57,835	34,567,689	57,835

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended April 30, 2016 $	Nine Months Ended April 30, 2015 $
Operating Activities
Net loss	(1,572,163)	(92,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	35,429
Interest expense from exchange of debt	–	21,810
Loss on extinguishment of debt	1,563,200	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,963	15,742
Net Cash Used In Operating Activities	–	(19,037)

Financing Activities
Proceeds from loan payable	–	30,000
Net Cash Provided By Financing Activities	–	30,000

Increase in Cash	–	10,963

Cash, Beginning of Period	2,966	3,361

Cash, End of Period	2,966	14,324

Non-cash Financing Activities:

Stock issued to settle related party debt	1,568,000	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
April 30, 2016
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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2016, the Company has a working capital deficiency of $205,570 and has an accumulated deficit of $40,714,650 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loans Payable

(a) As at April 30, 2016, the Company owes $18,750 (July 31, 2015 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at April 30, 2016, the Company owes $30,000 (July 31, 2015 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) On July 31, 2015, the Company issued a promissory note for $70,774 to the former President and CEO of the Company. The note bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at April 30, 2016, the note has a principal amount outstanding of $56,824 (July 31, 2015 - $61,624) and accrued interest of  $5,660 (July 31, 2015 - $3,414) which has been included in accounts payable and accrued liabilities.

(b) As at April 30, 2016, the Company owes $5,070 (July 31, 2015 - $5,070) to the CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

	April 30, 2016 $	July 31, 2015 $

Current Assets	2,966	2,966
Total Assets	2,966	2,966
Current Liabilities	208,536	204,373
Total Liabilities	208,536	204,373
Stockholders' Equity (Deficiency)	(205,570)	(201,407)

	Nine Months Ended
Expenses	April 30, 2016 $	April 30, 2015 $	Change $

Consulting fees	–	(11,873)	11,873
General and administrative	(6,717)	(8,848)	2,131
Interest expense	(2,246)	(71,297)	69,051
Loss on extinguishment of debt	(1,563,200)	–	(1,563,200)
Net loss for the period	(1,572,163)	(92,018)	(1,480,145)

	Three Months Ended
Expenses	April 30, 2016 $	April 30, 2015 $	Change $

Consulting fees	–	(10,000)	10,000
General and administrative	(1,733)	(9,189)	7,456
Interest expense	(701)	(25,536)	24,835
Net loss for the period	(2,434)	(45,725)	43,291

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2016 we have generated only nominal revenues, insufficient to meet our financing needs.

Expenses

Our expenses for the three months ended April 30, 2016 were $1,733 compared to $19,189 during the same period in 2015. Our expenses for the nine months ended April 30, 2016 were $6,717 compared to $20,721 during the same period in 2015. The reason for our decrease in expenses during 2016 was due to an overall decrease in operating activity as we had limited cash flows to incur additional operating expenditures.

Net Loss

Our net loss for the three months ended April 30, 2016 was $2,434 compared to a net loss of $45,725 during the same period in 2015.  Our net loss for the nine months ended April 30, 2016 was $1,572,163 compared to a net loss of $92,018 during the same period in 2015.  In 2016, the increase in the net loss was due to the loss on extinguishment of debt of $1,563,200 due to the issuance of common stock to settle related party debt.  In 2015, the Company incurred significant interest expense relating to the accretion of the conversion feature on convertible debt.

Liquidity and Capital Resources

Working Capital

	April 30, 2016 $	July 31, 2015 $

Current Assets	2,966	2,966
Current Liabilities	208,536	204,373
Working Capital (Deficit)	(205,570)	(201,407)

Cash Flows

	Nine Months Ended April 30, 2016 $	Nine Months Ended April 30, 2015 $

Net cash used in operating activities	–	(19,037)
Net cash provided by financing activities	–	30,000
Net change in cash	–	10,963

We had $2,966 in cash on hand as of April 30, 2016. This cash balance is insufficient to fund our levels of operations for the next twelve months.

During the nine months ended April 30, 2016, we did not raise or expend any cash. We have raised $30,000 in proceeds from loans payable, and spent $19,037 on operating activities during the nine months ended April 30, 2015.

The Company has incurred a net loss of $40,714,650 for the period from June 12, 2008 (inception) to April 30, 2016 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

Critical Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the fair value of the stock-based compensation and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

As of April 30, 2016 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (who is also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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