Form 10-K
period 2016-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-08
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Aggregate market value of voting common equity held by non-affiliates as of May 29, 2018: $235,392 approximately.

As of May 29, 2018 the registrant had 34,707,835 shares of common stock issued and outstanding.

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

We had $2,894 in cash reserves as at July 31, 2016. We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $100,000 per month ($1,200,000) to provide the funds necessary to bring to market our proprietary methods of facility construction and management.

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

We have accrued accumulated net losses of $40,715,740 as at July 31, 2016. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop . and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

Many state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Federal government administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

Investment Risks :

Our issuance of additional shares may have the effect of diluting the interest of shareholders; our common stock shareholders do not have pre-emptive rights .

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

We do not anticipate paying dividends to our common stockholders in the foreseeable future, which makes investment in our stock speculative and risky .

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

Limited liability of our executive officers and directors may discourage shareholders from bringing a lawsuit against them .

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

We have accumulated net losses of $40,715,740 for the period from inception June 12, 2008 to July 31, 2016 and have insufficient revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Green Hygienics trades on the OTC market under the trading symbol GRYN. Trading for GRYN for the last two years by quarter is as follows:

Quarter ended	High	Low	Close	Volume

31-Jul-16	$3.50	$0.03	$0.93	15.500
30-Apr-16	$0.04	$0.04	$0.04	-
31-Jan-16	$0.0	$0.03	$0.04	800
31-Oct-15	$0.12	$0.03	$0.03	1.300
31-Jul-15	$0.59	$0.12	$0.12	1.900
30-Apr-15	$1.06	$0.37	$0.36	100
31-Jan-15	$1.02	$0.60	$1.02	-
31-Oct-14	$1.29	$1.00	$1.00	-

Holders

As of July 31, 2016 there were 32 shareholders of record of our common stock.

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

Comparison of Operations for July 31, 2016 with July 31, 2015

We incurred operating losses of $15,826,643 from date of incorporation June 12, 2008 to the year ended July 31, 2016. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Year ended	Year ended
Expense	7/31/2016	7/31/2015	Change	Explanation

Administration fees	$7,188	$42,028	$(34,840)	Decreased operation expenditures
Interest	2,865	73,468	(70,603)	Decreased due to settlement of debt in fiscal 2015 resulting in lower interest charges in 2016.
Loss on extinguishment of debt	1,563,200	26,379,593	(25,016,393)	Decrease due to settlement of larger balances of debt in fiscal 2015
Net loss for year	$1,573,253	$26,495,089	$(24,921,836)

Our auditors have issued a going concern opinion as at July 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2016 and 2015.

Balance Sheet Data:

	2016	2015

Cash	$2,894	$2,966
Total assets	$2,894	$2,966
Total liabilities	$209,554	$204,373
Shareholders' deficit	$(206,660)	$(201,470)

Liquidity and Capital Resources

Our cash balance at July 31, 2016 was $2,894 (2015 - $2,966) with outstanding liabilities of $209,554 (2015 - $204,373).

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. During the year ended July 31, 2016 we raised no equity and converted $4,800 of debt into equity. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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
July 31, 2016
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Hygienics Holdings Inc.

We have audited the accompanying balance sheets of Green Hygienics Holdings Inc. (the “Company”) as of July 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31,2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP
Vancouver, Canada

May 29, 2018

GREEN HYGIENICS HOLDINGS INC.
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2016 $	July 31, 2015 $
ASSETS

Current Assets
Cash	2,894	2,966

Total Assets	2,894	2,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	98,910	88,929
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	61,894	66,694

Total Liabilities	209,554	204,373

Nature of operations and continuance of business (Note 1)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 (2015 – 33,107,835) shares issued and outstanding	34,708	33,108
Additional paid-in capital	40,474,372	38,907,972
Deficit	(40,715,740)	(39,142,487)

Total Stockholder’s Deficit	(206,660)	(201,407)

Total Liabilities and Stockholder’s Deficit	2,894	2,966

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year Ended July 31, 2016 $	Year Ended July 31, 2015 $
Expenses
Consulting fees	–	11,873
General and administrative	7,188	30,155
Total Expenses	7,188	42,028

Loss Before Other Expenses	(7,188)	(42,028)

Other Expenses
Interest expense	(2,865)	(73,468)
Loss on extinguishment of debt (Note 5)	(1,563,200)	(26,579,593)
Total Other Expenses	(1,566,065)	(26,653,061)

Net Loss and Comprehensive Loss	(1,573,253)	(26,695,089)

Net Loss Per Share, Basic and Diluted	(0.05)	(5.30)

Weighted Average Shares Outstanding	34,602,917	5,033,725

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

	Common		Additional
	Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, July 31, 2014	57,835	58	12,016,022	(12,447,398)	(431,318)

Common stock issued to extinguish debt	33,050,000	33,050	26,891,950	–	26,925,000

Net loss for the year	–	–	–	(26,695,089)	(26,695,089)

Balance, July 31, 2015	33,107,835	33,108	38,907,972	(39,142,487)	(201,407)

Common stock issued to extinguish debt	1,600,000	1,600	1,566,400	–	1,568,000

Net loss for the year	–	–	–	(1,573,253)	(1,573,253)

Balance, July 31, 2016	34,707,835	34,708	40,474,372	(40,715,740)	(206,660)

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended July 31, 2016 $	Year Ended July 31, 2015 $
Operating Activities
Net loss	(1,573,253)	(26,695,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	–	35,429
Loss on extinguishment of debt	1,563,200	26,579,593
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,981	44,602
Net Cash Used In Operating Activities	(72)	(35,465)

Financing Activities
Proceeds from loan payable	–	30,000
Proceeds from related party loan	–	5,070
Net Cash Provided By Financing Activities	–	35,070

Increase (Decrease) in Cash	(72)	(395)

Cash, Beginning of Year	2,966	3,361

Cash, End of Year	2,894	2,966

Non-cash Financing Activities:
Stock issued to settle accounts payable and debt	–	20,400,000
Stock issued to settle related party debt	1,568,000	6,525,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2016 and 2015
(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Green Hygienics Holdings Inc.(the “Company”) was incorporated in the State of Nevada on June 12, 2008 as. On June 30, 2010, the name was changed to Takedown Entertainment Inc. On July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc. to pursue alternative energy and other environmentally friendly ventures.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2016, the Company has not generated any revenues, has a working capital deficiency of $206,660, and has an accumulated deficit of $40,715,740 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Years Ended July 31, 2016 and 2015
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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loan payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(h) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2016 and 2015, the Company has no potentially dilutive shares.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.

(j) Reclassifications

Certain of the prior period amounts have been reclassified to conform to the current period’s presentation.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2016 and 2015
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

3. Loans Payable

(a) As at July 31, 2016, the Company owes $18,750 (2015 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at July 31, 2016, the Company owes $30,000 (2015 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) As at July 31, 2016, the Company owed $56,824 (2015 - $61,624) to a director and former President and CEO of the Company. The amount owing bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at July 31, 2016, accrued interest of $6,279 (2015 - $3,414) has been included in accounts payable and accrued liabilities.

(b) As at July 31, 2016, the Company owes $5,070 (2015 - $5,070) to the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

5. Common Stock

Share transactions for the year ended July 31, 2016:

(a) On August 24, 2015, the Company issued 1,600,000 shares of common stock to settle $4,800 in debt. Refer to Note 4(a). The Company recorded a loss on settlement of $1,563,200.

Share transactions for the year ended July 31, 2015:

(b) On June 1, 2015, the Company completed a 200-for-1 reverse split of its common stock. All share amounts have been retroactively restated for all periods presented.

(c) On June 3, 2015, the Company issued 30,000,000 shares of common stock with a fair value of $20,400,000 to settle $334,150 in debt and $2,107 in accrued interest. The Company recorded a loss on settlement of $20,063,743.

(d) On June 22, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $3,750,000 to settle $4,500 owing to a director and former President and CEO of the Company. The Company recorded a loss on settlement of $3,745,500.

(e) On July 7, 2015, the Company issued 50,000 shares of common stock with a fair value of $150,000 to settle $150 owing to a director and former President and CEO of the Company. The Company recorded a loss on settlement of $149,850.

(f) On July 20, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $2,625,000 to settle $4,500 owing to a director and former President and CEO of the Company. The Company recorded a loss on settlement of $2,620,500.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2016 and 2015
(Expressed in U.S. dollars)

6. Income Taxes

The Company has net operating losses carried forward of $3,259,909 available to offset taxable income in future years which commence expiring in fiscal 2030.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. On January 1, 2018, the federal and state income tax rates decreased to 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:
	2016 $	2015 $

Income tax recovery at statutory rate	$(534,906)	$(9,076,330)
Permanent difference and other	531,488	9,037,062
Change in enacted tax rates	1,307	15,014
Change in valuation allowance	2,111	24,254
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at July 31, 2016 and 2015 are as follows:

	2016 $	2015 $

Net operating losses carried forward	$684,581	$682,470
Valuation allowance	(684,581)	(682,470)
Net deferred income tax asset	–	–

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of July 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Jim Loseth has f or the last 25 years, owned and operated Wilderness Custom Exteriors Ltd., a British Columbia based Construction Company. Mr. Loseth and Mr. Powell have worked together over the last 25 years bringing new construction methods and technology to the Cannabis industry.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2016:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation

Rick Powell	CEO and Director from June 3, 2015	2016	$0	$0	$0	$0	$0	$0	$0

Jim Loseth	COO and Director from June 3, 2015	2016	$0	$0	$0	$0	$0	$0	$0

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

Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2016.

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

Item 14. Principal Accounting Fees and Services

For the year ended July 31, 2016, the total fees charged to the company for audit fees was $7500.

For the year ended July 31, 2015, the total fees charged to the company for audit was $7500.

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Dated: June 8, 2018	/s/ Ron Loudoun
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

Dated: June 8, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)