Form 10-Q
period 2016-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-11
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
October 31, 2016
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2016 $	July 31, 2016 $
	(unaudited)
ASSETS

Current Assets
Cash	2,858	2,894

Total Assets	2,858	2,894

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	100,374	98,910
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	61,894	61,894

Total Liabilities	211,018	209,554

Nature of operations and continuance of business (Note 1)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,474,372	40,474,372
Deficit	(40,717,240)	(40,715,740)

Total Stockholder’s Deficit	(208,160)	(206,660)

Total Liabilities and Stockholder’s Deficit	2,858	2,894

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed InterimStatements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2016 $	Three Months Ended October 31, 2015 $
Expenses
General and administrative	784	3,176
Loss Before Other Expenses	(784)	(3,176)

Other Expenses
Loss on extinguishment of debt	–	(1,563,200)
Interest expense	(716)	(768)
Total Other Expenses	(716)	(1,563,968)

Net Loss and Comprehensive Loss	(1,500)	(1,567,144)

Net Loss Per Share, Basic and Diluted	–	(0.05)

Weighted Average Shares Outstanding	34,707,835	34,290,444

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed InterimStatements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2016 $	Three Months Ended October 31, 2015 $
Operating Activities
Net loss	(1,500)	(1,567,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued to extinguish debt	–	1,563,200
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,464	3,944
Net Cash Used In Operating Activities	(36)	–

Decrease in Cash	(36)	–

Cash, Beginning of Period	2,894	2,966

Cash, End of Period	2,858	2,966

Non-cash Financing Activities:
Stock issued to settle related party debt	–	1,568,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
October 31, 2016
(Expressed in U.S. dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

The accompanying condensed interim financial statements of Green Hygienics Holdings Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2016, the Company has a working capital deficiency of $208,160 and has an accumulated deficit of $40,717,240 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loans Payable

(a) As at October 31, 2016, the Company owes $18,750 (July 31, 2016 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at October 31, 2016, the Company owes $30,000 (July 31, 2016 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) On July 31, 2016, the Company issued a promissory note for $70,774 to the former President and CEO of the Company. The note bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at October 31, 2016, the note has a principal amount outstanding of $56,824 (July 31, 2016 - $61,624) and accrued interest of $6,995 (July 31, 2016 - $6,279) which has been included in accounts payable and accrued liabilities.

(b) As at October 31, 2016, the Company owes $5,070 (July 31, 2016 - $5,070) to the CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

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

Expenses

We incurred operating losses of $40,717,240 from date of incorporation June 12, 2008 to the period ended October 31, 2016. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Three Months Ended
Expenses	October 31, 2016 $	October 31, 2015 $	Change $

General and administrative	(784)	(3,176)	2,392
Loss on extinguishment of debt	–	(1,563,200)	1,563,200
Interest expense	(716)	(768)	52
Net loss for the period	(1,500)	(1,567,144)	1,565,644

Our expenses for the three months ended October 31, 2016 were $784 compared to $3,176 during the same period in 2015. Our net loss for the three months ended October 31, 2016 were $1,500 compared to $1,567,144 during the same period in 2015. In 2016, the loss is due to the loss on extinguishment of debt of $1,563,200 due to the issuance of common stock to settle related party debt.

In 2014, our auditors issued a going concern opinion. Little has changed in 2016 or the three months ended October 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the quarter ended October 31, 2016 and the year ended July 31, 2016.

Balance Sheet Data

	October 31, 2016 $	July 31, 2016 $

Cash	2,858	2,894
Total assets	2,858	2,894
Total liabilities	211,018	209,554
Shareholders' (deficit)	(208,160)	(206,660)

Liquidity and Capital Resources

Working Capital

	October 31, 2016 $	July 31, 2016 $

Current Assets	2,858	2,894
Current Liabilities	211,018	209,554
Working Capital (Deficit)	(208,160)	(206,660)

Cash Flows

	Three Months Ended October 31, 2016 $	Three Months Ended October 31, 2015 $

Net cash used in operating activities	(36)	–
Net change in cash	(36)	–

Our cash balance at October 31, 2016 was $2,858 (July 31, 2016 - $2,894) with outstanding current liabilities of $211,018 (July 31, 2016 - $209,554) and a working capital deficit of $208,160 (July 31, 2016 - $206,660).

During the three months ended October 31, 2016, we did not raise any cash and expended $36 on operating activities. During the three months ended October 31, 2015, we did not raise or expend any cash.

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

As of October 31, 2016 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the six months ended October 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 4. Mine safety Disclosures

 None.

Item 5. Other Information

On December 14, 2015 effective December 15, 2015, Mr. David Ashby resigned as a director of the Company.

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