Form 10-Q
period 2017-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-11
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
April 30, 2017
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2017 $	July 31, 2016 $
	(unaudited)
ASSETS

Current Assets
Cash	2,786	2,894

Total Assets	2,786	2,894

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	102,878	98,910
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	61,894	61,894

Total Liabilities	213,522	209,554

Nature of operations and continuance of business (Note 1)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,474,372	40,474,372
Deficit	(40,719,816)	(40,715,740)

Total Stockholder’s Deficit	(210,736)	(206,660)

Total Liabilities and Stockholder’s Deficit	2,786	2,894

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended April 30, 2017 $	Three Months Ended April 30, 2016 $	Nine Months Ended April 30, 2017 $	Nine Months Ended April 30, 2016 $
Expenses
General and administrative	439	1,733	1,951	6,717
Loss Before Other Expenses	(439)	(1,733)	(1,951)	(6,717)

Other Expenses
Interest expense	(693)	(701)	(2,125)	(2,246)
Loss on extinguishment of debt	–	–	–	(1,563,200)
Total Other Expenses	(693)	(701)	(2,125)	(1,565,446)

Net Loss and Comprehensive Loss	(1,132)	(2,434)	(4,076)	(1,572,163)

Net Loss Per Share, Basic and Diluted	–	–	–	(0.05)

Weighted Average Shares Outstanding	34,707,835	34,707,835	34,707,835	34,567,689

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended April 30, 2017 $	Nine Months Ended April 30, 2016 $
Operating Activities
Net loss	(4,076)	(1,572,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	–	1,563,200
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,968	8,963
Net Cash Used In Operating Activities	(108)	–

Decrease in Cash	(108)	–

Cash, Beginning of Period	2,894	2,966

Cash, End of Period	2,786	2,966

Non-cash Financing Activities:

Stock issued to settle related party debt	–	1,568,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
April 30, 2017
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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2017, the Company has a working capital deficiency of $210,736 and has an accumulated deficit of $40,719,816 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loans Payable

(a) As at April 30, 2017, the Company owes $18,750 (July 31, 2016 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at April 30, 2017, the Company owes $30,000 (July 31, 2016 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) On July 31, 2016, the Company issued a promissory note for $70,774 to the former President and CEO of the Company. The note bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at April 30, 2017, the note has a principal amount outstanding of $56,824 (July 31, 2016 - $61,624) and accrued interest of $8,404 (July 31, 2016 - $6,279) which has been included in accounts payable and accrued liabilities.

(b) As at April 30, 2017, the Company owes $5,070 (July 31, 2016 - $5,070) to the CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

	Nine Months Ended
Expenses	April 30, 2017 $	April 30, 2016 $	Change $

General and administrative	(1,951)	(6,717)	4,766
Interest expense	(2,125)	(2,246)	121
Loss on extinguishment of debt	–	(1,563,200)	1,563,200
Net loss for the period	(4,076)	(1,572,163)	1,568,087

	Three Months Ended
Expenses	April 30, 2017 $	April 30, 2016 $	Change $

General and administrative	$(439)	$(1,733)	$1,294
Interest expense	(693)	(701)	8
Net loss for the period	(1,132)	(2,434)	1,302

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2017 we have generated only nominal revenues, insufficient to meet our financing needs.

Expenses

Our expenses for the three months ended April 30, 2017 were $439 compared to $1,733 during the same period in 2016.  Our expenses for the nine months ended April 30, 2017 were $1,951 compared to $6,717 during the same period in 2016.  There were no significant changes between the two periods.

Net Loss

Our net loss for the three months ended April 30, 2017 was $1,132 compared to a net loss of $2,434 during the same period in 2016.   Our net loss for the nine months ended April 30, 2017 was $4,076 compared to a net loss of $1,572,163 during the same period in 2016.  In 2016, the loss is due to the loss on extinguishment of debt of $1,563,200 due to the issuance of common stock to settle related party debt.

Liquidity and Capital Resources

Working Capital

	April 30, 2017 $	July 31, 2016 $

Current Assets	2,786	2,894
Current Liabilities	213,522	209,554
Working Capital (Deficit)	(210,736)	(206,660)

Cash Flows

	Nine Months Ended April 30, 2017 $	Nine Months Ended April 30, 2017 $

Net cash used in operating activities	(108)	–
Net change in cash	(108)	–

We had $2,786 in cash on hand as of April 30, 2017, with current liabilities of $213,522 and a working capital deficit of $210,736. As at July 31, 2016, the Company had a working capital deficit of $206,660.

This cash balance is insufficient to fund our levels of operations for the next twelve months.

During the nine months ended April 30, 2017 and 2016, we have raised no funds and expenditures were minimal.

The Company has incurred a net loss of $40,719,816 for the period from June 12, 2008 (inception) to April 30, 2017 and has generated minimal revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

Description	Estimated Completion Date	Estimated Expenses ($)

Business Development	12 months	$120,000
General and administrative expenses	12 months	100,000
Total		220,000

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

As of April 30, 2017 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (who is also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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