Form 10-K
period 2017-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-22
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

As of June 20, 2018 the registrant had 34,707,835 shares of common stock issued and outstanding.

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

During 2008, the Company staked one mineral claim located 100 km northwest of Vancouver, British Columbia and acquired a molybdenum property comprised of one mineral claim located approximately 35 kilometers north of Vancouver, British Columbia. We did not proceed with further exploration of the mineral claims due to a determination that the results of our initial geological program did not generate investor interest in the claims and we were unable to finance further exploration. Mineral property costs of $20,000 were expensed during 2009. Both properties have since been abandoned by the Company.

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

We had $2,749 in cash reserves as at July 31, 2017. We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $100,000 per month ($1,200,000) to provide the funds necessary to bring to market our proprietary methods of facility construction and management.

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

The Company currently has no employees.

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

We have an accumulated deficit of $40,720,610 as at July 31, 2017. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

We are dependent on Rick Powell and Jim Loseth, the Company’s management, to implement our business plan. The loss of their services may have a negative effect on our ability to timely and successfully implement our business plan. We do not have an employment agreement with Mr. Powell or Mr. Loseth and we have not obtained key man insurance over them.

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

We have accumulated net losses of $40,720,610 for the period from inception June 12, 2008 to July 31, 2017 and have insufficient revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Item 4. Mine Safety Procedures

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Green Hygienics trades on the OTC market under the trading symbol GRYN. Trading for GRYN for the last two years by quarter is as follows:

Quarter ended	High	Low	Close	Volume

31-Jul-17	$0.01	$0.01	$0.01	15.500
30-Apr-17	$0.01	$0.01	$0.01	-
31-Jan-17	$0.02	$0.02	$0.02	800
31-Oct-16	$0.02	$0.02	$0.02	1.300
31-Jul-16	$0.06	$0.06	$0.06	1.900
30-Apr-16	$0.13	$0.09	$0.13	100
31-Jan-16	$0.70	$0.70	$0.70	-
31-Oct-16	$0.92	$0.89	$0.92	-

Holders

As of July 31, 2017 there were 32 shareholders of record of our common stock.

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

Comparison of Operations for July 31, 2017 with July 31, 2016

We incurred operating losses of $40,720,610 from our date of incorporation on June 12, 2008 to July 31, 2017. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems and business. An analysis of the loss is as follows:

	Year ended	Year ended
Expense	7/31/2017	7/31/2016	Change	Explanation

Administration fees	$2,029	$7,188	$(5,159)	Decreased operation expenditures
Interest	2,841	2,865	(24)	Decreased due to settlement of debt in fiscal 2016 resulting in lower interest charges in 2017.
Loss on extinguishment of debt	-	1,563,200	(1,563,200)	Decrease due to settlement of larger balances of debt in fiscal 2016
Net loss for year	$4,870	$1,573,253	$(1,568,383)

Our auditors have issued a going concern opinion as at July 31, 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2017 and 2016.

Balance Sheet Data:

	2017	2016

Cash	$2,749	$2,894
Total assets	$2,749	$2,894
Total liabilities	$214,279	$209,554
Shareholders' deficit	$(211,530)	$(206,660)

Liquidity and Capital Resources

Our cash balance at July 31, 2017 was $2,749 (2016 - $2,894) with outstanding liabilities of $214,279 (2016 - $209,554).

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
July 31, 2017
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Green Hygienics Holdings Inc.

We have audited the accompanying balance sheets of Green Hygienics Holdings Inc. (the “Company”) as of July 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

June 14, 2018

GREEN HYGIENICS HOLDINGS INC.
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2017 $	July 31, 2016 $
ASSETS

Current Assets
Cash	2,749	2,894

Total Assets	2,749	2,894

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	84,492	98,910
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	81,037	61,894

Total Liabilities	214,279	209,554

Nature of operations and continuance of business (Note 1)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 (2016 – 34,707,835) shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,474,372	40,474,372
Deficit	(40,720,610)	(40,715,740)

Total Stockholder’s Deficit	(211,530)	(206,660)

Total Liabilities and Stockholder’s Deficit	2,749	2,894

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year Ended July 31, 2017 $	Year Ended July 31, 2016 $
Expenses
General and administrative	2,029	7,188
Total Expenses	2,029	7,188

Loss Before Other Expenses	(2,029)	(7,188)

Other Expenses
Interest expense	(2,841)	(2,865)
Loss on extinguishment of debt (Note 5)	–	(1,563,200)
Total Other Expenses	(2,841)	(1,566,065)

Net Loss and Comprehensive Loss	(4,870)	(1,573,253)

Net Loss Per Share, Basic and Diluted	–	(0.05)

Weighted Average Shares Outstanding	34,707,835	34,602,917

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, July 31, 2015	33,107,835	33,108	38,907,972	(39,142,487)	(201,407)

Common stock issued to extinguish debt	1,600,000	1,600	1,566,400	–	1,568,000

Net loss for the year	–	–	–	(1,573,253)	(1,573,253)

Balance, July 31, 2016	34,707,835	34,708	40,474,372	(40,715,740)	(206,660)

Net loss for the year	–	–	–	(4,870)	(4,870)

Balance, July 31, 2017	34,707,835	34,708	40,474,372	(40,720,610)	(211,530)

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended July 31, 2017 $	Year Ended July 31, 2016 $
Operating Activities
Net loss	(4,870)	(1,573,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	–	1,563,200
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,725	9,981
Net Cash Used In Operating Activities	(145)	(72)

Increase (Decrease) in Cash	(145)	(72)

Cash, Beginning of Year	2,894	2,966

Cash, End of Year	2,749	2,894

Non-cash Financing Activities:

Stock issued to settle related party debt	–	1,568,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2017 and 2016
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2017, the Company has not generated any revenues, has a working capital deficiency of $211,530, and has an accumulated deficit of $40,720,610 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Years Ended July 31, 2017 and 2016
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
Years Ended July 31, 2017 and 2016
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

3. Loans Payable

(a) As at July 31, 2017, the Company owes $18,750 (2016 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at July 31, 2017, the Company owes $30,000 (2016 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) As at July 31, 2017, the Company owed $56,824 (2016 - $56,824) to a former director of the Company. The amount owing bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at July 31, 2017, accrued interest of $9,120 (2016 - $6,279) has been included in accounts payable and accrued liabilities.

(b) As at July 31, 2017, the Company owes $5,070 (2016 - $5,070) to the former President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

(c) As at July 31, 2017, the Company owes $9,143 (Cdn$11,420) (2016 - $nil) to the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

5. Common Stock

Share transactions for the year ended July 31, 2017:

On August 24, 2015, the Company issued 1,600,000 shares of common stock to settle related party debt of $4,800 in debt. Refer to Note 4(a). The Company recorded a loss on settlement of $1,563,200.

6. Income Taxes

The Company has net operating losses carried forward of $3,264,779 available to offset taxable income in future years which commence expiring in fiscal 2030.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017 $	2016 $

Income tax recovery at statutory rate	(1,656)	(534,906)
Permanent difference and other	–	531,488
Change in enacted tax rates	633	1,307
Change in valuation allowance	1,023	2,111
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at July 31, 2017 and 2016 are as follows:

	2017 $	2016 $

Net operating losses carried forward	685,604	684,581
Valuation allowance	(685,604)	(684,581)
Net deferred income tax asset	–	–

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of July 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Ronald Loudoun	54	CEO, President and Director appointed June 1, 2017

Mr. Loudoun is a successful business strategist with more than 25 years’ experience as a real estate agent and business administration. Mr. Loudoun graduated with a Diploma of Administrative Management from BCIT in 1983 with an elective in Real Estate. He possesses an excellent background in new business development, multi-site operations, performance/quality improvement, administration and long-term planning, honed through years of working in a family owned business, specializing in manufactured housing and mobile home park development. Distinguished as a meticulous, methodical, hands-on leader, Ron has been the catalyst for advancement. In 2001, with an additional degree from the Vancouver Film School Foundation Program and his prior construction management experience, he purchased two buildings in downtown Vancouver and renovated them into a fully equipped soundstage, HD postproduction facilities that produced feature films, video games and digital media. Most recently, Ron has been a principal in and directly involved with the start-up and administration of public companies. He has maintained a longstanding interest in both communicating the need for and sourcing new methods for conscious minded development and growth. Recognized as an astute and persuasive negotiator, Mr. Loudoun has a reputation for honesty and integrity, and has the ability to successfully balance the risks of continual change and innovation through disciplined implementation. Capitalizing on his exceptional leadership qualities, out of the box thinking and real estate development expertise, Ron continues to develop innovative ideas that add significant value to any organization which he is involved in.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2017:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation

Ron Loudoun	CEO and Director from June 3, 2017	2016	$0	$0	$0	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Common Stock	Rick Powell #4 – 690 McCurdy Road, Kelowna, British Columbia, Canada V1X 2P5	15,000,000	45.3%

	Wilderness Custom Exteriors Ltd. (2) #4 – 690 McCurdy Road, Kelowna, British Columbia, Canada V1X 2P5	15,000,000	45.3%

	Alita Capital Inc. (3) 1878 Camino Verde Lane, Las Vegas, NV	12,320	0.0%

	Total	30,012,320	90.6%

(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2)	Jim Loseth is the controlling shareholder of Wilderness Custom Exteriors Ltd.

(3)	Ron Loudoun, CEO,President and Director of the Company, is the controlling shareholder of Alita Capital Inc.

Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2017.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2017	July 31, 2016

Audit Fees	$3,000	$3,000
Audit Related Fees	2,700	2,700
Tax Fees	-	-
All Other Fees	-	-
Total	$5,700	$5,700

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Dated: June 21, 2018	/s/ Ron Loudoun
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

Dated: June 21, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)