Form 10-Q
period 2017-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-28
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 34,707,835 common shares issued and outstanding as of June 27, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
October 31, 2017
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2017 $	July 31, 2017 $
	(unaudited)
ASSETS

Current Assets
Cash	2,637	2,749

Total Assets	2,637	2,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	108,704	84,492
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	88,824	81,037

Total Liabilities	246,278	214,279

Nature of operations and continuance of business (Note 1)
Commitments (Note 5)
Subsequent event (Note 6)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized,
$0.001 par value 34,707,835 shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,474,372	40,474,372
Deficit	(40,752,721)	(40,720,610)

Total Stockholder’s Deficit	(243,641)	(211,530)

Total Liabilities and Stockholder’s Deficit	2,637	2,749

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2017 $	Three Months Ended October 31, 2016 $
Expenses
Consulting fees (Note 4)	30,000	–
General and administrative	1,395	784
Total Expenses	31,395	784

Loss Before Other Expense	(31,395)	(784)

Other Expense
Interest expense	(716)	(716)

Net Loss and Comprehensive Loss	(32,111)	(1,500)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	34,707,835	34,707,835

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2017 $	Three Months Ended October 31, 2016 $
Operating Activities
Net loss	(32,111)	(1,500)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	24,212	1,464
Due to related parties	7,787	–
Net Cash Used In Operating Activities	(112)	(36)

Decrease in Cash	(112)	(36)

Cash, Beginning of Period	2,749	2,894

Cash, End of Period	2,637	2,858

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
October 31, 2017
(Expressed in U.S. dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

The accompanying condensed interim financial statements of Green Hygienics Holdings Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2017, the Company has a working capital deficiency of $243,641 and has an accumulated deficit of $40,752,721 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These condensed interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

(b) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Loans Payable

(a) As at October 31, 2017, the Company owes $18,750 (July 31, 2017 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at October 31, 2017, the Company owes $30,000 (July 31, 2017 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) As at October 31, 2017, the Company owes $56,824 (July 31, 2017 - $56,824) to a former director of the Company which bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at October 31, 2017, the Company owes $18,604 (July 31, 2017 - $17,888) to the same party which includes accrued interest payable and is included in accounts payable and accrued liabilities.

(b) As at October 31, 2017, the Company owes $5,070 (July 31, 2017 - $5,070) to the former CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
October 31, 2017
(Expressed in U.S. dollars)
(unaudited)

4. Related Party Transactions (continued)

(c) As at October 31, 2017, the Company owes $9,430 (Cdn $11,420) (July 31, 2017 - $9,143 (Cdn $11,420)) and $17,500 (July 31, 2017 - $nil) to a company controlled by the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand. During the three months ended October 31, 2017, the Company incurred $7,500 (2017 - $nil) in consulting fees to a company controlled by the President and CEO of the Company.

5. Commitments

(a) On August 1, 2017, the Company entered into a consulting agreement with a company controlled by the President and CEO of the Company, whereby the Company agreed to pay a consulting fee of $2,500 per month for a period of one year.

(b) On August 1, 2017, the Company entered into a consulting agreement with a non-related party, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of one year.

6. Subsequent Event

On February 15, 2018, non-related parties forgave a total of $39,750 in accounts payable and accrued liabilities owed by the Company.

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

Expenses

We incurred operating losses of $40,752,721 from date of incorporation June 12, 2008 to the period ended October 31, 2017. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. An analysis of the loss is as follows:

	Three Months Ended
Expenses	October 31, 2017 $	October 31, 2016 $	Change $

General and administrative	31,395	784	30,611
Interest expense	716	716	–
Net loss for the period	(32,111)	(1,500)	(30,611)

In 2017, our auditors issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. We have generated no revenues to date. The following table provides selected financial data about our company for the quarter ended October 31, 2017 and the year ended July 31, 2017.

Balance Sheet Data:

	October 31, 2017 $	July 31, 2017 $

Cash	2,637	2,749
Total assets	2,637	2,749
Total liabilities	246,278	214,279
Stockholders' equity (deficit)	(243,641)	(211,530)

Liquidity and Capital Resources

Working Capital

	October 31, 2017 $	July 31, 2017 $

Current Assets	2,637	2,749
Current Liabilities	246,278	214,279
Working Capital (Deficit)	(243,641)	(211,530)

Cash Flows

	Three Months Ended October 31, 2017 $	Three Months Ended October 31, 2016 $

Net cash used in operating activities	$(112)	$(36)
Net change in cash	(112)	(36)

During the three months ended October 31, 2017 and 2016, we did not raise any cash and had minimal expenditures on operating activities.

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

Critical Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

As of October 31, 2017 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 1, 2017, Mr. Ronald Loudoun was appointed as the sole officer and director.

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Date: June 27, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)