Form 10-Q
period 2018-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-28
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
January 31, 2018
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2018 $	July 31, 2017 $
	(unaudited)
ASSETS

Current Assets
Cash	2,601	2,749

Total Assets	2,601	2,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	124,110	94,492
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	117,754	71,037

Total Liabilities	290,614	214,279

Nature of operations and continuance of business (Note 1)
Commitments (Note 5)
Subsequent event (Note 6)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,474,372	40,474,372
Deficit	(40,797,093)	(40,720,610)

Total Stockholder’s Deficit	(288,013)	(211,530)

Total Liabilities and Stockholder’s Deficit	2,601	2,749

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended January 31, 2018 $	Three Months Ended January 31, 2017 $	Six Months Ended January 31, 2018 $	Six Months Ended January 31, 2017 $
Expenses
Consulting fees (Note 4)	30,000	–	60,000	–
General and administrative	13,656	728	15,051	1,512
Total Expenses	43,656	728	75,051	1,512

Loss Before Other Expense	(43,656)	(728)	(75,051)	(1,512)

Other Expense
Interest expense	(716)	(716)	(1,432)	(1,432)

Net Loss and Comprehensive Loss	(44,372)	(1,444)	(76,483)	(2,944)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	34,707,835	34,707,835	34,707,835	34,707,835

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended January 31, 2018 $	Six Months Ended January 31, 2017 $
Operating Activities
Net loss	(76,483)	(2,944)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	61,048	2,872
Due to related parties	15,287	–
Net Cash Used In Operating Activities	(148)	(72)

Decrease in Cash	(148)	(72)

Cash, Beginning of Period	2,749	2,984

Cash, End of Period	2,601	2,822

Non-cash Investing and Financing Activities
Accounts payable transferred to related parties	21,430	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
January 31, 2018
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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2018, the Company has a working capital deficiency of $288,013 and has an accumulated deficit of $40,797,093 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loans Payable

(a) As at January 31, 2018, the Company owes $18,750 (July 31, 2017 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at January 31, 2018, the Company owes $30,000 (July 31, 2017 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) As at January 31, 2018, the Company owes $56,824 (July 31, 2017 - $56,824) to a former director of the Company which bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at January 31, 2018, the Company owes $19,320 (July 31, 2017 - $17,888) to the same party which includes accrued interest payable and is included in accounts payable and accrued liabilities.

(b) As at January 31, 2018, the Company owes $5,070 (July 31, 2017 - $5,070) to the former CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
January 31, 2018
(Expressed in U.S. dollars)
(unaudited)

4. Related Party Transactions (continued)

(c) As at January 31, 2018, the Company owes $9,430 (Cdn $11,420) (July 31, 2017 - $9,143 (Cdn $11,420)) and $46,430 (July 31, 2017 - $nil) to a company controlled by the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand. During the six months ended January 31, 2018, the Company incurred $15,000 (2017 - $nil) in consulting fees to a company controlled by the President and CEO of the Company.

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

Results of Operations

	Six Months Ended
Expenses	January 31, 2018 $	January 31, 2017 $	Change $

General and administrative	75,051	1,512	73,539
Interest expense	1,432	1,432	–
Net loss for the period	(76,483)	(2,944)	(73,539)

	Three Months Ended
Expenses	January 31, 2018 $	January 31, 2017 $	Change $

General and administrative	43,656	728	42,928
Interest expense	716	716	–
Net loss for the period	(44,372)	(1,444)	(42,928)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to January 31, 2018 we have generated only nominal revenues, insufficient to meet our financing needs.

Expenses

Our expenses for the three months ended January 31, 2018 were $44,372 compared to $1,444 during the same period in 2017.  Our expenses for the six months ended January 31, 2018 were $76,483 compared to $2,944 during the same period in 2017.  Expenses in the current periods have increased mainly due to consulting fees incurred relating to agreements entered into on August 1, 2017.

Net Loss

Our net loss for the three months ended January 31, 2018 was $44,372 compared to a net loss of $1,444 during the same period in 2017.  Our net loss for the six months ended January 31, 2018 was $76,483 compared to a net loss of $2,944 during the same period in 2017.  Expenses in the current periods have increased mainly due to consulting fees incurred relating to agreements entered into on August 1, 2017.

Liquidity and Capital Resources

Working Capital

	January 31, 2018 $	July 31, 2017 $

Current Assets	2,601	2,749
Current Liabilities	290,614	214,279
Working Capital (Deficit)	(288,013)	(211,530)

Cash Flows

	Six Months Ended January 31, 2018 $	Six Months Ended January 31, 2017 $

Net cash used in operating activities	(148)	(72)
Net change in cash	(148)	(72)

This cash balance is insufficient to fund our levels of operations for the next twelve months.

The Company has incurred a net loss of $40,797,093 for the period from June 12, 2008 (inception) to January 31, 2018 and has generated no revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

As of January 31, 2018 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (who is also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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