Form 10-Q
period 2018-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2018-06-28
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
April 30, 2018
(Expressed in U.S. dollars)
(unaudited)

Index

Condensed Interim Balance Sheets	4
Condensed Interim Statements of Operations and Comprehensive Loss	5
Condensed Interim Statements of Cash Flows	6
Notes to the Condensed Interim Financial Statements	7

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2018 $	July 31, 2017 $
	(unaudited)
ASSETS

Current Assets
Cash	2,565	2,749

Total Assets	2,565	2,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	108,814	84,492
Loans payable (Note 3)	48,750	48,750
Due to related parties (Note 4)	128,855	81,037

Total Liabilities	286,419	214,279

Nature of operations and continuance of business (Note 1)
Commitments (Note 5)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,474,372	40,474,372
Deficit	(40,792,934)	(40,720,610)

Total Stockholder’s Deficit	(283,854)	(211,530)

Total Liabilities and Stockholder’s Deficit	2,565	2,749

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended April 30, 2018 $	Three Months Ended April 30, 2017 $	Nine Months Ended April 30, 2018 $	Nine Months Ended April 30, 2017 $
Expenses
Consulting fees (Note 4)	30,000	–	90,000	–
General and administrative	4,898	(439)	19,949	(1,951)

Loss Before Other Income (Expenses)	(34,898)	(439)	(109,949)	(1,951)

Other Income (Expense)
Gain on forgiveness of debt	39,750	–	39,750	–
Interest expense	(693)	(693)	(2,125)	(2,125)

Net Income (Loss) and Comprehensive Income (Loss)	4,159	(1,132)	(72,324)	(4,076)

Net Income (Loss) Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	34,707,835	34,707,835	34,707,835	34,707,835

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended April 30, 2018 $	Nine Months Ended April 30, 2017 $
Operating Activities
Net loss	(72,324)	(4,076)
Items not involving cash:
Gain on forgiveness of debt	39,750	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,123	3,968
Due to related parties	22,267	–
Net Cash Used In Operating Activities	(184)	(108)

Decrease in Cash	(184)	(108)

Cash, Beginning of Period	2,749	2,894

Cash, End of Period	2,565	2,786

Non-cash Investing and Financing Activities
Accounts payable transferred to related parties	25,551	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed interim financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
April 30, 2018
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

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2018, the Company has a working capital deficiency of $283,854 and has an accumulated deficit of $40,792,934 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loans Payable

(a) As at April 30, 2018, the Company owes $18,750 (July 31, 2017 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at April 30, 2018, the Company owes $30,000 (July 31, 2017 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) As at April 30, 2018, the Company owes $56,824 (July 31, 2017 - $56,824) to a former director of the Company which bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at January 31, 2018, the Company owes $20,013 (July 31, 2017 - $17,888) to the same party which includes accrued interest payable and is included in accounts payable and accrued liabilities.

(b) As at April 30, 2018, the Company owes $5,070 (July 31, 2017 - $5,070) to the former CEO of the Company, which is non-interest bearing, unsecured, and due on demand.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Interim Financial Statements
April 30, 2018
(Expressed in U.S. dollars)
(unaudited)

4. Related Party Transactions (continued)

(c) As at April 30, 2018, the Company owes $8,909 (Cdn $11,420) (July 31, 2017 - $9,143 (Cdn $11,420)) and $58,052 (July 31, 2017 - $nil) to a company controlled by the President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand. During the nine months ended April 30, 2018, the Company incurred $22,500 (2017 - $nil) in consulting fees to a company controlled by the President and CEO of the Company.

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

Results of Operations

	Nine Months Ended
Expenses	April 30, 2018 $	April 30, 2017 $	Change $

General and administrative	109,949	1,951	107,998
Interest expense	2,125	2,125	-
Gain on forgiveness of debt	(39,750)	-	(39,750)
Net loss for the period	(72,324)	(4,076)	(68,248)

	Three Months Ended
Expenses	April 30, 2018 $	April 30, 2017 $	Change $

General and administrative	34,898	1,733	33,165
Interest expense	693	701	(8)
Net loss for the period	(35,591)	(2,434)	(33,157)

Lack of Revenues

We have limited operational history. From our inception on June 12, 2008 to April 30, 2018 we have generated only nominal revenues, insufficient to meet our financing needs.

Net Loss

Our net income for the three months ended April 30, 2018 was $4,159 compared to a net loss of $1,132 during the same period in 2017.   Our net loss for the nine months ended April 30, 2018 was $72,324 compared to a net loss of $4,076 during the same period in 2017.

Liquidity and Capital Resources

Working Capital

	April 30, 2017 $	July 31, 2016 $

Current Assets	2,565	2,749
Current Liabilities	286,419	214,279
Working Capital (Deficit)	(283,854)	(211,5300)

Cash Flows

	Nine Months Ended April 30, 2018 $	Nine Months Ended April 30, 2017 $

Net cash used in operating activities	(184)	(108)
Net change in cash	(184)	(108)

This cash balance is insufficient to fund our levels of operations for the next twelve months.

The Company has incurred a net loss of $40,792,934 for the period from June 12, 2008 (inception) to April 30, 2018 and has generated no revenues. The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

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

As of April 30, 2018 we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (who is also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Date: June 28, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)