Form 10-K
period 2018-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-11-13
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

Commission file number 000-54338

GREEN HYGIENICS HOLDINGS INC.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2801338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13795 Blaisdell Place, Suite 202, Poway, CA 92064
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

Aggregate market value of voting common equity held by non-affiliates as of October 29, 2018: $2,115,000 approximately.

As at November 13, 2018 the registrant had 34,707,835 shares of common stock issued and outstanding.

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

On July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc. and, on the same date, reverse split both its issued and outstanding shares of common stock on a two thousand old for one new basis (1:2,000). On June 1, 2015, the company completed a reverse split on its issued shares of common stock on the basis of two hundred old for one new basis (1:200).

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

During the years 2009 to June 3, 2015, the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. The Company was negotiating to transfer to the former President of the Company all of its rights to and interests in its mixed martial arts program (Takedown), including any and all Takedown assets, in return for the forgiveness of a liability of $29,812 owing to the former President of the Company.

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

We had $132 in cash reserves as at July 31, 2018. We anticipate that we will incur $50,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months, and approximately $100,000 per month ($1,200,000) to provide the funds necessary to bring to market our proprietary methods of facility construction and management.

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

PRODUCTS AND SERVICES

During the years 2009 to June 3, 2015, the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets. The Company was never able to close asset acquisition agreements due to a lack of funding. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for materials. There is no need for government approval of our products and services.

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

British Columbia has been a leader in indoor cultivation since the 1980s. There are three distinct methods of growing indoors:

•	Peat based soil mixtures for roots are best for nurseries for flowers and shrubs;
•	Hydroponics, where the root systems are immersed in water, are best for wet weight produce such as tomatoes, peppers and cucumbers.
•	Aeroponics, where the roots hang in the air (in a chamber) and are misted by way of high-pressure pumps, are best for dry weight products such as leafy greens, herbs, and cannabis.

All mediums for growing crops strive to deliver water, balance nutrients, and oxygen to their plant. Indoor systems offer the grower more control of the environment. Most cannabis growing operations have their root systems based either in soil or in water.  The reason is that the capital expenditures to set up such systems indoors is far less expensive than building an aeroponics based system. Also, the management skills required to manage such non-aeroponics based systems is minimal.

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
•
aeroponic designed to ensure both water, oxygen, and nutrient management systems; and a computer control system to which provide ideal levels of nutrients, lights, air circulation, oxygen, and moisture requirements at all times.

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

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-K annually and Forms 10-Q quarterly. In addition, we will file a Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We have an accumulated deficit of $40,922,248 as at July 31, 2018. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Co-op and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

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

We will require medical marijuana for our research facilities and will be required to follow the strict guidelines required by regulation for the management of our facilities.

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

We have accumulated net losses of $40,922,248 for the period from inception June 12, 2008 to July 31, 2018 and have not generated any revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because our current officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our current officers and directors currently devote less than 50% of their attention to providing services to the Company. While they presently possess adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

Item 4. Mine Safety Procedures

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Green Hygienics trades on the OTC market under the trading symbol GRYN. Trading for GRYN for the last two years by quarter is as follows:

Quarter ended	High	Low	Close	Volume

31-Jul-18	$0.18	$0.16	$0.18	1,861,616
30-Apr-18	$0.08	$0.08	$0.08	1,361,558
31-Jan-18	$0.03	$0.03	$0.03	1,178,665
31-Oct-17	$0.01	$0.01	$0.01	164,983
31-Jul-17	$0.01	$0.01	$0.01	260,263
30-Apr-17	$0.01	$0.01	$0.01	527,185
31-Jan-17	$0.02	$0.02	$0.02	90,427
31-Oct-16	$0.02	$0.02	$0.02	321,131

Holders

As at July 31, 2018 there were 32 shareholders of record of our common stock.

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

Comparison of Operations for July 31, 2018 with July 31, 2017

We incurred operating losses of $40,922,248 from our date of incorporation on June 12, 2008 to July 31, 2018. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems, and business. An analysis of the loss is as follows:

	Year ended	Year ended
Expense	7/31/2018	7/31/2017	Change	Explanation

General and administrative	$45,989	$2,029	$43,960	Increased legal and audit expenditures
Consulting fees	120,000	-	120,000	Addition of consultants
Interest expense	2,841	2,841	-	Decreased due to settlement of debt in fiscal 2016 resulting in lower interest charges in 2017.
Gain on forgiveness of debt	(39,750)	-	(39,750)	Forgiveness of debt in 2018
Net loss for year	$129,080	$4,870	$124,210

Our auditors have issued a going concern opinion as at July 31, 2018. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2018 and 2017.

Balance Sheet Data:

	2018	2017

Cash	$132	$2,749
Prepaid expense	$460	-
Total assets	$592	$2,749
Total liabilities	$341,202	$214,279
Shareholders' deficit	$(340,610)	$(211,530)

Liquidity and Capital Resources

Our cash balance at July 31, 2018 was $132 (2017 - $2,749) with outstanding liabilities of $341,202 (2017 - $214,279).

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
July 31, 2018
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Green Hygienics Holdings Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying balance sheets of Green Hygienics Holdings Inc. (the “Company”) as of July 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2018 and 2017, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at July 31, 2018, the Company has a working capital deficit of $340,610 and has an accumulated deficit of $40,922,248. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Saturna Group Chartered Professional Accountants LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2014

November 8, 2018

GREEN HYGIENICS HOLDINGS INC.
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2018	July 31, 2017
	$	$
		(Restatement -
		Note 6)
ASSETS

Current Assets
Cash	132	2,749
Prepaid expenses	460	–

Total Assets	592	2,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	149,491	84,492
Loans payable (Note 3)	18,750	48,750
Due to related parties (Note 4)	172,961	81,037

Total Liabilities	341,202	214,279

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 7)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,546,930	40,546,930
Deficit	(40,922,248)	(40,793,168)

Total Stockholder’s Deficit	(340,610)	(211,530)

Total Liabilities and Stockholder’s Deficit	592	2,749

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year Ended July 31, 2018	Year Ended July 31, 2017
	$	$
Expenses
Consulting fees (Note 4)	120,000	–
General and administrative	45,989	2,029
Total Expenses	165,989	2,029

Loss Before Other Income (Expense)	(165,989)	(2,029)

Other Income (Expense)

Gain on forgiveness of debt	39,750	–
Interest expense	(2,841)	(2,841)
Total Other Income (Expense)	36,909	(2,841)

Net Loss and Comprehensive Loss	(129,080)	(4,870)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	34,707,835	34,707,835

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Stockholders’ Deficit
(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, July 31, 2016	34,707,835	34,708	40,546,930	(40,788,298)	(206,660)

Net loss for the year	–	–	–	(4,870)	(4,870)

Balance, July 31, 2017	34,707,835	34,708	40,546,930	(40,793,168)	(211,530)

Net loss for the year	–	–	–	(129,080)	(129,080)

Balance, July 31, 2018	34,707,835	34,708	40,546,930	(40,922,248)	(340,610)

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended July 31, 2018	Year Ended July 31, 2017
	$	$
Operating Activities
Net loss	(129,080)	(4,870)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	64,999	4,725
Due to related parties	61,924	–
Prepaid expenses	(460)	–
Net Cash Used In Operating Activities	(2,617)	(145)

Decrease in Cash	(2,617)	(145)

Cash, Beginning of Year	2,749	2,894

Cash, End of Year	132	2,749

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2018 and 2017
(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Green Hygienics Holdings Inc. (the “Company”) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources, Inc. On June 30, 2010, the name was changed to Takedown Entertainment Inc. On July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc. to pursue alternative energy and other environmentally friendly ventures.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2018, the Company has not generated any revenues, has a working capital deficiency of $340,610, and has an accumulated deficit of $40,922,248 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

(b) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
Years Ended July 31, 2018 and 2017
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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(h) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2018 and 2017, the Company does not have any potentially dilutive shares.

(i) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(j) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2018 and 2017
(Expressed in U.S. dollars)

3. Loans Payable

(a) As at July 31, 2018, the Company owes $18,750 (2017 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

(b) As at July 31, 2018, the Company owes $nil (2017 - $30,000) to a non-related party, which is non-interest bearing, unsecured, and due on demand. During the year ended July 31, 2018, the amount owing was transferred to a company controlled by the President of the Company. Refer to Note 4(b).

4. Related Party Transactions

(a) As at July 31, 2018, the Company owes $56,824 (2017 - $nil) to a company controlled by the President of the Company, which bears interest at 5% per annum, is unsecured, and is due on demand. The holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at July 31, 2018, accrued interest of $11,961 (2017 - $nil) has been included in accounts payable and accrued liabilities.

(b) As at July 31, 2018, the Company owes $26,212 (Cdn $34,119) (2017 - $9,143 (Cdn $11,420)) and $89,925 (2017 - $10,070) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c) As at July 31, 2018, the Company owes $nil (2017 - $56,824) to a former director of the Company which bears interest at 5% per annum, is unsecured, and is due on demand. As at July 31, 2018, The Company owes accrued interest of $nil (2017 - $9,120) to a former director of the Company. The holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at July 31, 2018, the Company owed $nil (2017 - $8,768) to a former director of the Company which was included in accounts payable and accrued liabilities. During the year ended July 31, 2018, the amounts owing were transferred to a company controlled by the President of the Company. Refer to Note 4(a).

(d) As at July 31, 2018, the Company owes $nil (2017 - $5,070) to the former President and CEO of the Company, which is non-interest bearing, unsecured, and due on demand. During the year ended July 31, 2018, the amount owing was transferred to a company controlled by the President of the Company. Refer to Note 4(b).

(e) During the year ended July 31, 2018, the Company incurred $30,000 (2017 - $nil) in consulting fees to a company controlled by the President of the Company.

5. Income Taxes

The Company has net operating losses carried forward of $3,393,859 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 26.42% (2017 – 34%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2018	2017
	$	$

Income tax recovery at statutory rate	(34,099)	(1,656)
Change in enacted tax rates	6,993	633
Change in valuation allowance	27,106	1,023

Provision for income taxes	–	–

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2018 and 2017
(Expressed in U.S. dollars)

5. Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at July 31, 2018 and 2017 are as follows:

	2018	2017
	$	$

Net operating losses carried forward	712,710	685,604
Valuation allowance	(712,710)	(685,604)

Net deferred income tax asset	–	–

The 2017 Act reduces the corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carryforwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely.

As at July 31, 2018, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

6. Restatement

The Company has restated its balance sheet as at July 31, 2017 to reflect the discount (and accretion of this discount) on related party debt that became convertible in fiscal 2015.

The impact of the restatement as at July 31, 2017 is summarized below:

Balance Sheet

	As at July 31, 2017
	As reported	Adjustment	As restated
	$	$	$
STOCKHOLDERS’ DEFICIT

Additional paid-in capital	40,474,372	72,558	40,546,930
Deficit	(40,420,610))	(72,558)	(40,922,248)

Total Stockholders’ Deficit	(211,530)	–	(211,530)

7. Subsequent Events

(a) On September 1, 2018, the Company entered into a consulting agreement with a director of the Company, whereby the Company agreed to pay a consulting fee of $2,500 per month for a period of two years, which can be extended to four years upon mutual agreement. Additionally, the Company will either grant the director 100,000 shares of common stock per year or 100,000 stock options per year to purchase shares of the Company’s common stock priced at 10% below market value at the date of grant.

(b) On September 1, 2018, the Company entered into a consulting agreement with the Chief Technology Officer of the Company (“CTO”), whereby the Company agreed to pay a consulting fee of $2,500 per month for a period of two years, which can be extended to four years upon mutual agreement. Upon completion of a minimum $1,000,000 financing, the Company will increase this payment to $5,000 per month. Upon completion of a minimum $5,000,000 financing or profitable operations, the Company will increase this payment to an amount mutually agreed upon that reflects the market rate for services provided by the CTO.

(c) On September 15, 2018, the Company executed a definitive agreement to acquire a portfolio of IP assets from the CTO, pertaining to the cannabis and urban agriculture industries (the “Asset”). The Asset consists of a destination portal that includes news, reviews, ecommerce and automatic content curation with an integrated E-Commerce system that can be set-up for product sales and marketing. The system is a mobile online directory platform that supports premium listings, self-service, geolocation and reviews and is mobile optimized. In exchange for the Asset, the Company will issue 1,000,000 shares of common stock to the CTO.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of July 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Ronald Loudoun	54	CEO, President and Director appointed June 1, 2017
Matthew Dole	43	Director and VP of Business Development appointed August 30, 2018
Jeff Palumbo	39	Chief Technology Officer appointed August 30, 2018

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

Mr. Dole is a business development manager with more than 22 years of experience planning, developing and implementing sales marketing and business development initiatives. He is knowledgeable in all aspects of the health care insurance industry and well-versed in the laws and regulations pertaining to the cannabis industry. He has orchestrated revenue increases in five major companies and currently serves as CEO of Synergy Health & Wellness Solutions.

Mr. Palumbo is an active entrepreneur with knowledge of technology and a passion for philanthropy which has led to his success in creating multiple platforms that empower publishers and merchants and engage consumers. For the past 20 years, he has extensive experience starting companies in the areas of entertainment, live streaming, augmented reality, virtual reality, development and Internet marketing. Mr. Palumbo is the founder of Y!RM/AMAZE, a celebrity fan engagement platform that leverages live streaming and augmented reality technologies to connect celebrities and fans together while also raising money for worthy causes. He has also developed platforms for several Fortune 1000 companies and continues to provide them with technology guidance. Mr. Palumbo is a mentor at a Top 10 U.S. technology incubator and another Virginia start-up community where he advises early-stage companies.

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

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2018:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation

Ron Loudoun	CEO and Director from June 3, 2017	2018	$0	$0	$30,000	$0	$0	$0	$0
		2017	$0	$0	$0	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Common Stock	Alita Capital Inc. (2) 1878 Camino Verde Lane, Las Vegas, NV	22,512,320	64.862%

Common stock	Matthew Dole 8540 Lyndora Street, Downey, CA	188,791	0.005%

	Total	22,701,111	64.872%

(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2)	Ron Loudoun, CEO, President and Director of the Company, is the controlling shareholder of Alita Capital Inc.

Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2018.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2018	July 31, 2017

Audit Fees	$6,000	$3,000
Audit Related Fees	3,000	2,700
Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$5,700

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

Item 15. Exhibits

Exhibit Number	Description

31.1	Sec. 302 Certification of Chief Executive Officer
32.1	Sec. 906 Certification of Chief Executive Officer
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* To be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Dated: November 13, 2018	/s/ Ron Loudoun
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

Dated: October 31, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)