Form 10-K/A
period 2018-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-11-19
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended July 31, 2018, filed with the Securities and Exchange Commission on November13, 2018 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

The impact of the restatement as at July 31, 2017 is summarized below:

Balance Sheet

	As at July 31, 2017
	As reported	Adjustment	As restated
	$	$	$
STOCKHOLDERS’ DEFICIT

Additional paid-in capital	40,474,372	72,558	40,546,930
Deficit	(40,420,610)	(72,558)	(40,922,248)

Total Stockholders’ Deficit	(211,530)	–	(211,530)

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Dated: November 16, 2018	/s/ Ron Loudoun
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

Dated: November 16, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)