Form 10-Q
period 2018-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2018-12-17
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 34,707,835 common shares issued and outstanding as of December 14, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
Condensed Interim Financial Statements
October 31, 2018
(Expressed in U.S. dollars)
(unaudited)

GREEN HYGIENICS HOLDINGS INC.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2018 $	July 31, 2018 $
	(unaudited)
ASSETS

Current Assets
Cash	223	132
Prepaid expenses	460	460

Total Assets	683	592

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	154,707	149,491
Loan payable (Note 3)	18,750	18,750
Due to related parties (Note 4)	197,961	172,961

Total Liabilities	371,418	341,202

Nature of operations and continuance of business (Note 1)
Commitments (Note 5)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,546,930	40,546,930
Deficit	(40,952,373)	(40,922,248)

Total Stockholder’s Deficit	(370,735)	(340,610)

Total Liabilities and Stockholder’s Deficit	683	592

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2018 $	Three Months Ended October 31, 2017 $
Expenses
Consulting fees (Note 4)	27,500	30,000
General and administrative	1,909	1,395

Total Expenses	29,409	31,395

Loss Before Other Expense	(29,409)	(31,395)

Other Expense

Interest expense	(716)	(716)

Net Loss and Comprehensive Loss	(30,125)	(32,111)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	34,707,835	34,707,835

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2018 $	Three Months Ended October 31, 2017 $
Operating Activities
Net loss	(30,125)	(32,111)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,216	24,212
Due to related parties	25,000	7,787
Net Cash Provided By (Used In) Operating Activities	91	(112)

Change in Cash	91	(112)

Cash, Beginning of Period	132	2,749

Cash, End of Period	223	2,637

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Financial Statements
October 31, 2018
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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2018, the Company has a working capital deficiency of $370,735 and has an accumulated deficit of $40,952,373 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

(b) Use of Estimates

The preparation of these condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

3. Loan Payable

As at October 31, 2018, the Company owes $18,750 (July 31, 2018 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand.

4. Related Party Transactions

(a) As at October 31, 2018, the Company owes $56,824 (July 31, 2018 - $56,824) to a former director of the Company which bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at July 31, 2018, accrued interest of $12,677 (2017 - $11,961) has been included in accounts payable and accrued liabilities.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Financial Statements
October 31, 2018
(Expressed in U.S. dollars)
(unaudited)

4. Related Party Transactions (continued)

(b) As at October 31, 2018, the Company owes $26,212 (Cdn$34,119) (July 31, 2018 - $26,212 (Cdn$34,119)) and $114,925 (July 31, 2018 - $89,925) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c) As at October 31, 2018, the Company owes $5,000 (July 31, 2018 - $nil) to a director of the Company, which is included in accounts payable and accrued liabilities.

(d) As at October 31, 2018, the Company owes $7,500 (July 31, 2018 - $nil) to the Chief Technology Officer (“CTO”) of the Company, which is included in accounts payable and accrued liabilities.

(e) During the three months ended October 31, 2018, the Company incurred $7,500 (2017 - $7,500) in consulting fees to a company controlled by the President of the Company.

(f) During the three months ended October 31, 2018, the Company incurred $5,000 (2017 - $nil) in consulting fees to a director of the Company.

(g) During the three months ended October 31, 2018, the Company incurred $7,500 (2017 - $nil) in consulting fees to the CTO.

5. Commitments

(a) Effective August 1, 2018, the Company entered into a consulting agreement with a director of the Company, whereby the Company agreed to pay a consulting fee of $2,500 per month for a period of two years, which can be extended to four years upon mutual agreement. Additionally, the Company will either grant the director 100,000 shares of common stock per year or 100,000 stock options per year to purchase shares of the Company’s common stock priced at 10% below market value at the date of grant.

(b) Effective September 1, 2018, the Company entered into a consulting agreement with the CTO, whereby the Company agreed to pay a consulting fee of $2,500 per month for a period of two years, which can be extended to four years upon mutual agreement. Upon completion of a minimum $1,000,000 financing, the Company will increase this payment to $5,000 per month. Upon completion of a minimum $5,000,000 financing or profitable operations, the Company will increase this payment to an amount mutually agreed upon that reflects the market rate for services provided by the CTO.

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

Corporate Overview

Green Hygienics Holdings Inc. (the Company) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. and issued 55,000 shares of common stock on June 12, 2008 for cash of $20,000. On June 30, 2010, the Company changed its name to Takedown Entertainment Inc. On July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc.

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

On June 3, 2015, through the expertise of its new management, Rick Powell and Jim Loseth, we entered into the commercial indoor cultivation business specializing in the construction of cannabis growing facilities and the management thereof. Currently, we are planning to obtain contracts to build marijuana growing operations for third parties.

We were to build pre-fabricated buildings which meet new mandatory fire and energy codes with structural products that are fire, rot, mold, and termite resistant. Our, pre-fabricated Green Hygienics material render the electrical, mechanical and HVAC engineering and installation more efficiently than conventional construction methods. This cuts the initial set up cost and time. Utilizing a sterile growing environment increases the likelihood of meeting requisite quality assurance standards. We use a soilless, scalable, production system. This provides the low running costs and high yielding required to produce the both quality of product, but volume consistently, while maintaining the possible lowest carbon footprint.

On June 1, 2017, David Ashby resigned as a Director.

On June 1, 2017, Rick Powell resigned as CEO and as a Director.

On June 1, 2017, Jim Loseth resigned as COO and as a Director.

On June 1, 2017, Ronald Loudoun was appointed as the President and as a Director.

On August 30, 2018, Matthew Dole was appointed as VP of Business Development and as a Director.

On August 30, 2018, Jeff Palumbo was appointed as Chief technology Officer (“CTO”).

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

Expenses

We incurred operating losses of $40,952,373 from date of incorporation June 12, 2008 to the period ended October 31, 2018. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. An analysis of the loss is as follows:

Expenses
	Three Months Ended
	October 31, 2018 $	October 31, 2017 $	Change $

Consulting fees	27,500	30,000	(2,500)
General and administrative	1,909	1,395	514
Interest expense	716	716	–
Net loss for the period	(30,125)	(32,111)	(1,986)

In 2018, our auditors issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. We have generated no revenues to date. The following table provides selected financial data about our company as at October 31, 2018 and July 31, 2018.

Balance Sheet Data:

	October 31, 2018 $	July 31, 2018 $

Cash and prepaid expenses	683	592
Total assets	683	592
Total liabilities	371,418	341,202
Stockholders' equity (deficit)	(370,735)	(340,610)

Liquidity and Capital Resources

Working Capital

	October 31, 2018 $	July 31, 2018 $

Current Assets	683	592
Current Liabilities	371,418	341,202
Working Capital (Deficit)	(370,735)	(340,610)
Cash Flows

	Three Months Ended October 31, 2018 $	Three Months Ended October 31, 2017 $

Net cash provided by (used in) operating activities	91	(112)
Net change in cash	91	(112)

During the three months ended October 31, 2018 and 2017, we did not raise any cash and had minimal expenditures for operating activities.

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

Description	Estimated Completion Date	Estimated Expenses $

Business development	12 months	120,000
General and administrative expenses	12 months	100,000
Total		220,000

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

As of October 31, 2018, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

On June 1, 2017, Ronald Loudoun was appointed as the President and as a Director.

On August 30, 2018 Matthew Dole was appointed as VP of Business Development and as a Director.

On August 30, 2018 Jeff Palumbo was appointed as Chief technology Officer.

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Date: December 17, 2018	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)