Form 10-Q
period 2019-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2019-03-18
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 34,707,835 common shares issued and outstanding as of March 10, 2019.

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

GREEN HYGIENICS HOLDINGS INC.
Condensed Financial Statements
January 31, 2019
(Expressed in U.S. dollars)
(unaudited)

GREEN HYGIENICS HOLDINGS INC.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	January 31, 2019	July 31, 2018
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	205	132
Prepaid expenses	460	460

Total Assets	665	592

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	180,446	149,491
Loan payable (Note 3)	–	18,750
Due to related parties (Note 4)	227,433	172,961

Total Liabilities	407,879	341,202

Nature of operations and continuance of business (Note 1)
Commitments (Note 5)

Stockholder’s Deficit

Common stock, 375,000,000 shares authorized, $0.001 par value 34,707,835 shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,546,930	40,546,930
Deficit	(40,988,852)	(40,922,248)

Total Stockholder’s Deficit	(407,214)	(340,610)

Total Liabilities and Stockholder’s Deficit	665	592

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended January 31, 2019	Three Months Ended January 31, 2018	Six Months Ended January 31, 2019	Six Months Ended January 31, 2018
	$	$	$	$
Expenses

Consulting fees (Note 4)	27,500	30,000	55,000	60,000
General and administrative	8,263	13,656	10,172	15,051

Total Expenses	35,763	43,656	65,172	75,051

Loss Before Other Expense	(35,763)	(43,656)	(65,172)	(75,051)

Other Expense

Interest expense	(716)	(716)	(1,432)	(1,432)

Net Loss and Comprehensive Loss	(36,479)	(44,372)	(66,604)	(76,483)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	34,707,835	34,707,835	34,707,835	34,707,835

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended January 31, 2019	Six Months Ended January 31, 2018
	$	$
Operating Activities
Net loss	(66,604)	(76,483)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,955	61,048
Due to related parties	35,722	15,287

Net Cash Provided By (Used In) Operating Activities	73	(148)

Change in Cash	73	(148)

Cash, Beginning of Period	132	2,749

Cash, End of Period	205	2,601

Non-cash Investing and Financing Activities

Accounts payable transferred to related party	–	21,430
Loan payable transferred to related party	18,750	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Financial Statements
January 31, 2019
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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2019, the Company has a working capital deficiency of $407,214 and has an accumulated deficit of $40,988,852 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loan Payable

As at January 31, 2019, the Company owes $nil (July 31, 2018 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand. On November 1, 2018, pursuant to a debt assignment agreement, the debt was assigned to a company controlled by the President of the Company.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Financial Statements
January 31, 2019
(Expressed in U.S. dollars)
(unaudited)

4. Related Party Transactions

(a) As at January 31, 2019, the Company owes $56,824 (July 31, 2018 - $56,824) to a former director of the Company which bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at January 31, 2019, accrued interest of $13,393 (2018 - $11,961) has been included in accounts payable and accrued liabilities.

(b) As at January 31, 2019, the Company owes $170,609 (July 31, 2018 - $116,137) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c) As at January 31, 2019, the Company owes $12,500 (July 31, 2018 - $nil) to a director of the Company, which is included in accounts payable and accrued liabilities.

(d) As at January 31, 2019, the Company owes $12,500 (July 31, 2018 - $nil) to the Chief Technology Officer (“CTO”) of the Company, which is included in accounts payable and accrued liabilities.

(e) During the six months ended January 31, 2019, the Company incurred $15,000 (2018 - $7,500) in consulting fees to a company controlled by the President of the Company.

(f) During the six months ended January 31, 2019, the Company incurred $12,500 (2018 - $nil) in consulting fees to a director of the Company.

(g) During the six months ended January 31, 2019, the Company incurred $12,500 (2018 - $nil) in consulting fees to the CTO.

5. Commitments

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

Expenses

We incurred operating losses of $40,988,852 from date of incorporation June 12, 2008 to the period ended January 31, 2019. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. An analysis of the loss is as follows:

	Six Months Ended
Expenses	January 31, 2019	January 31, 2018	Change
	$	$	$

Consulting fees	55,000	60,000	(5,000)
General and administrative	10,172	15,051	(4,879)
Interest expense	1,432	1,432	–
Net loss for the period	(66,604)	(76,483)	(9,879)

In 2018, our auditors issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. We have generated no revenues to date. The following table provides selected financial data about our company as at January 31, 2019 and July 31, 2018.

Balance Sheet Data:

	January 31, 2019	July 31, 2018
	$	$

Cash and prepaid expenses	665	592
Total assets	665	592
Total liabilities	407,879	341,202
Stockholders' equity (deficit)	(407,214)	(340,610)

Liquidity and Capital Resources

Working Capital

	January 31, 2019	July 31,2018
	$	$

Current Assets	665	592
Current Liabilities	407,879	341,202
Working Capital (Deficit)	(407,214)	(340,610)

During the six months ended January 31, 2019 and 2018, we did not raise any cash and had minimal expenditures for operating activities.

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

As of January 31, 2018, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Date: March 18, 2019	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)