Form 10-Q
period 2019-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2019-06-18
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.34,707,835 common shares issued and outstanding as of June 10, 2019.

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

GREEN HYGIENICS HOLDINGS INC.
Condensed Financial Statements
April 30, 2019
(Expressed in U.S. dollars)
(unaudited)

GREEN HYGIENICS HOLDINGS INC.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2019 $	July 31, 2018 $
	(unaudited)
ASSETS

Current Assets
Cash	188	132
Prepaid expenses	460	460

Total Assets	648	592

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	197,504	149,491
Loan payable (Note 3)	–	18,750
Due to related parties (Note 4)	258,170	172,961

Total Liabilities	455,674	341,202

Nature of operations and continuance of business (Note 1)
Commitments (Note 5)

Stockholder’s Deficit
Preferred stock, 20,000,000 shares authorized, $0.001 par value	–	–
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,546,930	40,546,930
Deficit	(41,036,664)	(40,922,248)

Total Stockholder’s Deficit	(455,026)	(340,610)

Total Liabilities and Stockholder’s Deficit	648	592

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended April 30, 2019 $	Three Months Ended April 30, 2018 $	Nine Months Ended April 30, 2019 $	Nine Months Ended April 30, 2018 $
Expenses
Consulting fees (Note 4)	45,000	30,000	100,000	90,000
General and administrative	2,096	4,898	12,268	19,949

Total Expenses	47,096	34,898	112,268	109,949

Loss Before Other Income (Expense)	(47,096)	(34,898)	(112,268)	(109,949)

Other Income (Expense)
Gain on forgiveness of debt	-	39,750	-	39,750
Interest expense	(716)	(693)	(2,148)	(2,125)

Net Loss and Comprehensive Loss	(47,812)	4,159	(114,416)	(72,324)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	34,707,835	34,707,835	34,707,835	34,707,835

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Statements of Stockholders’ Deficit
(Expressed in U.S. dollars)
(unaudited)

Nine Months Ended April 30, 2019 and 2018:

	Common Stock		Additional		Total
	Number of shares	Amount $	paid-in capital $	Deficit $	stockholders’ deficit $

Balance, July 31, 2017	34,707,835	34,708	40,474,372	(40,720,610)	(211,530)

Net loss	−	−	−	(72,324)	(72,324)

Balance, April 30, 2018	34,707,835	34,708	40,474,372	(40,792,934)	(283,854)

Balance, July 31, 2018	34,707,835	34,708	40,546,930	(40,922,248)	(340,610)

Net loss	−	−	−	(114,416)	(114,416)

Balance, April 30, 2019	34,707,835	34,708	40,546,930	(41,036,664)	(455,026)

Three Months Ended April 30, 2019 and 2018

Balance, January 31, 2018	34,707,835	$34,708	40,474,372	(40,797,093)	(288,013)

Net loss	−	−	−	4,159	4,159

Balance, April 30, 2018	34,707,835	34,708	40,474,372	(40,792,934)	(283,854)

Balance, January 31, 2019	34,707,835	34,708	40,546,930	(40,988,852)	(407,214)

Net loss	−	−	−	(47,812)	(47,812)

Balance, April 30, 2019	34,707,835	34,708	40,546,930	(41,036,664)	(455,026)

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended April 30, 2019 $	Nine Months Ended April 30, 2018 $
Operating Activities
Net loss	(114,416)	(72,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	–	39,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	48,013	10,123
Due to related parties	66,459	22,267

Net Cash Provided By (Used In) Operating Activities	56	(184)

Change in Cash	56	(184)

Cash, Beginning of Period	132	2,749

Cash, End of Period	188	2,565

Non-cash Investing and Financing Activities
Accounts payable transferred to related party	–	25,551
Loan payable transferred to related party	18,750	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Financial Statements
April 30, 2019
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

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2019, the Company has a working capital deficiency of $455,026 and has an accumulated deficit of $41,036,664 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Loan Payable

As at April 30, 2019, the Company owes $nil (July 31, 2018 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand. On November 1, 2018, pursuant to a debt assignment agreement, the debt was assigned to a company controlled by the President of the Company.

4. Related Party Transactions

(a) As at April 30, 2019, the Company owes $56,824 (July 31, 2018 - $56,824) to a former director of the Company which bears interest at 5% per annum, is unsecured, and is due on demand. In the event of default, the holder may convert the unpaid amount of principal and accrued interest at a price of $0.003 per share of the Company’s common stock. As at April 30, 2019, accrued interest of $14,109 (2018 - $11,961) has been included in accounts payable and accrued liabilities.

GREEN HYGIENICS HOLDINGS INC.
Notes to the Condensed Financial Statements
April 30, 2019
(Expressed in U.S. dollars)
(unaudited)

4. Related Party Transactions (continued)

(b) As at April 30, 2019, the Company owes $201,346 (July 31, 2018 - $116,137) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c) As at April 30, 2019, the Company owes $22,500 (July 31, 2018 - $nil) to a director of the Company, which is included in accounts payable and accrued liabilities.

(d) As at April 30, 2019, the Company owes $12,500 (July 31, 2018 - $nil) to the Chief Technology Officer (“CTO”) of the Company, which is included in accounts payable and accrued liabilities.

(e) During the nine months ended April 30, 2019, the Company incurred $22,500 (2018 - $7,500) in consulting fees to a company controlled by the President of the Company.

(f) During the nine months ended April 30, 2019, the Company incurred $20,000 (2018 - $nil) in consulting fees to a director of the Company.

(g) During the nine months ended April 30, 2019, the Company incurred $20,000 (2018 - $nil) in consulting fees to the CTO.

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

Expenses

We incurred operating losses of $41,036,664 from date of incorporation June 12, 2008 to the period ended April 30, 2019. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. An analysis of the loss is as follows:

Expenses

	Nine Months Ended
	April 30, 2019	April 30, 2018	Change
	$	$	$

Consulting fees	100,000	90,000	10,000
General and administrative	12,268	19,949	(7,681)
Interest expense	2,148	2,125	23
Net loss for the period	(114,416)	(112,074)	2,342

In 2018, our auditors issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. We have generated no revenues to date. The following table provides selected financial data about our company as at April 30, 2019 and July 31, 2018.

Balance Sheet Data:

	April 30, 2019	July 31, 2018
	$	$

Cash and prepaid expenses	601	592
Total assets	601	592
Total liabilities	458,976	341,202
Stockholders' equity (deficit)	(458,375)	(340,610)

Liquidity and Capital Resources

Working Capital

	April 30, 2019	July 31,2018
	$	$

Current Assets	648	592
Current Liabilities	455,674	341,202
Working Capital (Deficit)	(455,026)	(340,610)

During the nine months ended April 30, 2019 and 2018, we did not raise any cash and had minimal expenditures for operating activities.

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

As of April 30, 2019, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Date: June 18, 2019	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)