Form 10-Q/A
period 2019-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2019-06-19
CIK 1443388

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Nature of operations and continuance of business (Note 1)
Commitments (Note 5)

Stockholder’s Deficit
Preferred stock, 20,000,000 shares authorized, $0.001 par value
Nil shares issued and outstanding	-	-
Common stock, 375,000,000 shares authorized, $0.001 par value
34,707,835 shares issued and outstanding	34,708	34,708
Additional paid-in capital	40,546,930	40,546,930
Deficit	(41,036,664)	(40,922,248)

Total Stockholder’s Deficit	(455,026)	(340,610)

Total Liabilities and Stockholder’s Deficit	648	592

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended April 30, 2019 $	Three Months Ended April 30, 2018 $	Nine Months Ended April 30, 2019 $	Nine Months Ended April 30, 2018 $
Expenses
Consulting fees (Note 4)	45,000	30,000	100,000	90,000
General and administrative	2,096	4,898	12,268	19,949

Total Expenses	47,096	34,898	112,268	109,949

Loss Before Other Income (Expense)	(47,096)	(34,898)	(112,268)	(109,949)

Other Income (Expense)
Gain on forgiveness of debt	-	39,750	-	39,750
Interest expense	(716)	(693)	(2,148)	(2,125)

Net Income (Loss) and Comprehensive Income (Loss)	(47,812)	4,159	(114,416)	(72,324)

Net Earnings (Loss) Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	34,707,835	34,707,835	34,707,835	34,707,835

(The accompanying notes are an integral part of these condensed financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Statements of Stockholders’ Deficit
(Expressed in U.S. dollars)
(unaudited)

Nine Months Ended April 30, 2019 and 2018:

	Common Stock		Additional		Total
	Number of shares	Amount $	paid-in capital $	Deficit $	stockholders’ deficit $

Balance, July 31, 2017	34,707,835	34,708	40,474,372	(40,720,610)	(211,530)

Net loss	−	−	−	(72,324)	(72,324)

Balance, April 30, 2018	34,707,835	34,708	40,474,372	(40,792,934)	(283,854)

Balance, July 31, 2018	34,707,835	34,708	40,546,930	(40,922,248)	(340,610)

Net loss	−	−	−	(114,416)	(114,416)

Balance, April 30, 2019	34,707,835	34,708	40,546,930	(41,036,664)	(455,026)

Three Months Ended April 30, 2019 and 2018

Balance, January 31, 2018	34,707,835	$34,708	40,474,372	(40,797,093)	(288,013)

Net Income	−	−	−	4,159	4,159

Balance, April 30, 2018	34,707,835	34,708	40,474,372	(40,792,934)	(283,854)

Balance, January 31, 2019	34,707,835	34,708	40,546,930	(40,988,852)	(407,214)

Net loss	−	−	−	(47,812)	(47,812)

Balance, April 30, 2019	34,707,835	34,708	40,546,930	(41,036,664)	(455,026)

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

Expenses

We incurred operating losses of $41,036,664 from date of incorporation June 12, 2008 to the period ended April 30, 2019. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. An analysis of the loss is as follows:

	Nine Months Ended
	April 30, 2019	April 30, 2018	Change
	$	$	$

Consulting fees	100,000	90,000	10,000
General and administrative	12,268	19,949	(7,681)
Interest expense	2,148	2,125	23
Gain on forgiveness of debt	-	(39,750)	39,750
Net Income (loss) for the period	(114,416)	(72,324)	42,092

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

Balance Sheet Data:

	April 30, 2019	July 31, 2018
	$	$

Cash and prepaid expenses	648	592
Total assets	648	592
Total liabilities	455,674	341,202
Stockholders' equity (deficit)	(455,026)	(340,610)

Liquidity and Capital Resources

Working Capital

	April 30, 2019	July 31,2018
	$	$

Current Assets	648	592
Current Liabilities	455,674	341,202
Working Capital (Deficit)	(455,026)	(340,610)

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

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

On June 1, 2017, Ronald Loudoun was appointed as the President and as a Director.

On August 30, 2018 Matthew Dole was appointed as VP of Business Development and as a Director.

On August 30, 2018 Jeff Palumbo was appointed as Chief technology Officer.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).

3.2	By-laws (Incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008).

3.3	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on July 1, 2010).

(10)	Material Contracts

10.1	Convertible Loan Agreement dated January 31, 2011 between our company and Triumph Capital Inc. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).

10.2	Director Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).

10.3	Consulting Agreement dated May 1, 2011 between our company and Dr. Allan Noah Fields (Incorporated by reference to our Current Report on Form 8-K filed on May 5, 2011).

10.4	Advertising Agreement dated May 12, 2011 between our company and Dr. Diego Allende (Incorporated by reference to our Current Report on Form 8-K filed on May 12, 2011).

10.5	Consulting Agreement dated August 11, 2011 between our company and Radius Consulting, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on August 18, 2011).

10.6	Share Cancellation Agreement dated August 30, 2011 between our company and Peter Wudy (Incorporated by reference to our Current Report on Form 8-K filed on August 31, 2011).

10.7	Consulting Agreement dated September 7, 2011 between our company and Radius Consulting, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2011).

10.8	Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011).

10.9	Form of Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011).

(21)	Subsidiaries of the Registrant

21.1	Takedown Fight Media Inc.

(31)	Section 1350 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certifications

32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101 **	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith
** Previously filed

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Date: June 19, 2019	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)