Form 10-K
period 2019-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2019-11-13
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

☒ ☐
Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the year ended July 31, 2019

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 000-54338

GREEN HYGIENICS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2801338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13795 Blaisdell Place, Suite 202, Poway, CA	92064
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-855-802-0299

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock	GRYN	OTCMKTS

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

As of January 31, 2019, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to January 31, 2019, was approximately $3,647,442.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As at November 5, 2019, the registrant had 37,482,835 shares of common stock issued and outstanding.  Market value based on a closing price of $2.00 is $74,965,570.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

During the years 2009 to June 3, 2012, the Company was involved in the acquisition, production, licensing, marketing and distribution of mixed martial arts (MMA) content, programming and merchandising for North American and International markets.

On July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc. and, on the same date, reverse split both its issued and outstanding shares of common stock on a two thousand old for one new basis (1:2,000). On June 1, 2015, the company completed a reverse split on its issued shares of common stock on the basis of two hundred old for one new basis (1:200).

On April 16, 2015, Wilderness Custom Exteriors Ltd., a construction company from Kelowna, British Columbia, specializing in the construction of cannabis growing operations, acquired the $189,150 Promissory Note from Mr. David Harris, and acquired the $145,000 Promissory Note from Zircon Ventures Inc. (hereinafter collectively referred to as the Notes.) On June 2, 2015, the Company received instructions from Wilderness Custom Exteriors Ltd. to accept as payment in full of the Notes including accrued interest, by issuing 30,000,000 shares of common stock. On June 3, 2015, the Company issued 15,000,000 shares of common stock to Wilderness Custom Exteriors Ltd. and 15,000,000 shares of common stock to Richard Powell, a businessman located in Kelowna, British Columbia. On June 3, 2015, through the expertise of its new management, Mr. Rick Powell and Mr. Jim Loseth, we entered into the commercial indoor cultivation business specializing in the construction of cannabis cultivation facilities and the management thereof.

On June 1, 2017, the Company accepted the resignations of Rick Powell, Jim Loseth and David Ashby as Directors and Officers of the Company and the Company accepted the appointment of Ronald Loudoun as President, Secretary, Treasurer, Interim Chief Financial Officer and Director of the Company.

On October 30, 2018, Rick Powell (“Powell”) transferred 13,500,000 common shares of the Company by way of a Gifting Agreement to Alita Capital Inc., a company controlled by Ronald Loudoun, and on October 30th, 2018, Wilderness Custom Exteriors Ltd. transferred 9,000,000 common shares by way of a Gifting Agreement to Alita Capital Inc.

On June 14, 2019 the Company secured from the County of San Diego Department of Agriculture, Weights and Measures a registration for industrial hemp cultivation as a grower. The Company intention is to be an innovative, full-scope, science-driven, premium hemp cultivation and branding enterprise focused on the cultivation and processing of industrial hemp for the purpose of extracting cannabidiol (“CBD”).

We had $3,253 in cash reserves as at July 31, 2019. We anticipate that we will incur $240,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months.

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

On June 3, 2015, through the expertise of its new management, we entered into the commercial indoor cannabis cultivation industry and was never able to complete funding.

On June 1, 2017, new management shifted its focus to hemp cultivation and became an innovative, full-scope, science based premium hemp cultivation and branding enterprise focused on the cultivation and processing of industrial hemp for the purpose of extracting cannabidiol (“CBD”).

On August 24, 2019, the Company executed a Purchase and Sale Agreement to acquire the 824 Potrero ranch Property near San Diego, California. The Company will utilize the land and building for industrial hemp for CBD cultivation. The Company’s business model includes generating revenues from the sale of hemp and premium-grade CBD products, creating trusted global consumer brands, developing valuable IP and growing rapidly through strategic acquisitions and development.

MARKETS AND CUSTOMERS

Industries as diverse as cosmetics, food and beverage and pharmaceuticals are potential clients for the sale and purchase of CBD (cannabidiol) derived form industrial hemp. Licensed dispensaries, pharmacies and general retail market which includes cafes, smoke shops, grocery stores are buyers for products containing CBD derived from industrial hemp.

COMPETITION

Competition in the hemp industry is increasing steadily. Some of the biggest names in the hemp industry expect to make their presence known in the global market.

REGULATORY CONSIDERATIONS

The Hemp Farming Act of 2018 removed hemp from the list of Schedule 1 controlled substances (defined as less than 0.3% THC), making it an ordinary agricultural commodity. There is the potential for the FDA to introduce new regulations for the industry.

EMPLOYEES

The Company currently has 50 plus part time and full-time employees at the Potrero Ranch property.

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

Business Risks:

We are entering into a new business, the construction of hemp growing facilities, and we expect to incur operating losses for the foreseeable future.

We were incorporated on June 12, 2008. We have no way to evaluate the likelihood that our business will be successful. We have earned minimal revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by fledging construction companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the regulatory hurdles surrounding this new industry

We have yet to earn significant revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our accountant believes there is substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of $42,766,142 as at July 31, 2019. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

Because of the unique difficulties and uncertainties inherent in hemp growing facility construction and management industry, we face a high risk of business failure.

You should be aware that the hemp growing industry is a new industry. Consequently, the likelihood that there will be a high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the regulatory environment in which we must adhere to. These potential problems include, but are not limited to, unanticipated problems relating to obtaining a building permits, licenses to grow hemp, the ability to market the hemp grown. If the results of our program do not reveal viable commercialization options, we may decide to abandon our venture into the hemp growing industry. Our ability to continue in the hemp growing industry will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

Because of the inherent dangers involved in hemp growing construction industry and the management of the facilities, there is a risk that we may incur liability or damages as we conduct our business.

The growing of hemp involves numerous hazards. As a result, we may become subject to liability for such hazards, which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned program and/or obtain additional financing to fund our program.

As we undertake the construction of hemp growing facilities, we will be subject to compliance with government regulation that may increase the anticipated cost of our program.

There are several governmental regulations that could materially increase the costs of managing the facilities. We will be subject to regulations and laws as we carry out our program. We will require licenses to grow and process hemp in the United States and Canada. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our growing operations.

Because we have no operating history in the hemp industry, we may not succeed.

We have no specific operating history in procuring, building out or leasing real estate for agricultural purposes, specifically hemp grow facilities, or with respect to any other activity in the hemp industry. Moreover, we are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate.
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

We are substantially dependent on continued market acceptance and proliferation of consumers of hemp. We believe that as hemp becomes more accepted consumer demand will continue to grow. And while we believe that the market and opportunity in the hemp space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the hemp industry will adversely affect our business operations.

Laws and regulations affecting the regulated hemp industry are constantly changing, which could detrimentally affect our proposed operations and we cannot predict the impact that future regulations may have on us.

Local, state and federal hemp laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA regulation of hemp and the possible registration of facilities where hemp is grown could negatively affect the industry which would directly affect our financial condition.

The FDA may issue rules and regulations including CGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of hemp. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where hemp is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and/or our tenants may be unable to continue to operate their and our business in its current form or at all.

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

If we are found non-compliant with the Americans with Disabilities Act, we will be subject to significant liabilities.

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

We have accumulated net losses of $42,766,142 for the period from inception June 12, 2008 to July 31, 2019 and have not generated any revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Item 2. Properties

We currently own the 824 acre Potrero Ranch property near San Diego, California which includes some out buildings.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Procedures

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Green Hygienics trades on the OTC market under the trading symbol GRYN. Trading for GRYN for the last two years by quarter is as follows:

Quarter ended	High	Low	Close	Volume

31-Jul-19	$1.54	$1.30	$1.45	37,007
30-Apr-19	$0.72	$0..72	$0.72	10,905
31-Jan-19	$0.51	$0..51	$0.51	1,750
31-Oct-18	$0.45	$0..45	$0.45	34,6962
31-Jul-18	$0.18	$0.16	$0.18	127,542
30-Apr-18	$0.08	$0.08	$0.08	0
31-Jan-18	$0.03	$0.03	$0.03	4,000
31-Oct-17	$0.01	$0.01	$0.01	0

Holders

As at July 31, 2019 there were 43 shareholders of record of our common stock.

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

Comparison of Operations for July 31, 2019 with July 31, 2018

We incurred operating losses of $40,922,248 from our date of incorporation on June 12, 2008 to July 31, 2019. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and the development of our media content, systems, and business. An analysis of the loss is as follows:

	Year ended	Year ended
Expense	7/31/2019	7/31/2018	Change	Explanation

General and administrative	$71,303	$45,989	$25,314	Increased legal and audit expenditures
Consulting fees	152,172	120,000	32,172	Addition of consultants
Business development costs	1,595,036	-	1,595,036	Share issuances for services
Interest expense	25,383	2,841	22,542	Increased debt and accrual
Gain on forgiveness of debt	-	(39,750)	39,750	Forgiveness of debt in 2018
Net loss for year	$1,843,894	$129,080	$1,714,814

Our auditors have issued a going concern opinion as at July 31, 2019. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. There is no assurance we will ever generate revenues. We are still in our development stage and have generated no revenues to date. The following table provides selected financial data about our company for the years ended July 31, 2019 and 2018.

Balance Sheet Data:

	2019	2018

Cash	$3,253	$132
Deposits	$100,000	$-
Prepaid expenses	$-	460
Inventory	$306,450	$-
Fixed assets	$145,138	$-
Total assets	$554,841	$592
Total liabilities	$1,194,836	$341,202
Shareholders' deficit	$(639,995)	$(340,610)

Liquidity and Capital Resources

Our cash balance at July 31, 2019 was $3,253 (2018 - $132) with outstanding liabilities of $1,194,836 (2018 - $341,202).

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
July 31, 2019
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Green Hygienics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Green Hygienics Holdings, Inc. (the Company) as of July 31, 2019 and the related statement of operations, statement of stockholders’ equity, and statement of cash flows for the year ending July 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). The financial statements of Green Hygienics, Inc. as of July 31, 2018, were audited by other auditors whose report dated November 8, 2018 expressed an unqualified opinion on those statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.
Houston, TX

November 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Green Hygienics Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Green Hygienics Holdings Inc. (the “Company”) as of July 31, 2018, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2018, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at July 31, 2018, the Company had a working capital deficit of $340,610 and an accumulated deficit of $40,922,248. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2014

November 8, 2018

GREEN HYGIENICS HOLDINGS INC.
Balance Sheets
(Expressed in U.S. dollars)

	July 31, 2019	July 31, 2018
	$	$
ASSETS

Current Assets
Cash	767	132
Trust funds	2,486	-
Prepaids	-	460
Inventory-seeds (Note 4)	306,450	-
Total Current Assets	309,703	592

Deposits (Note 3)	100,000	-
Fixed Assets (Note 5)	145,138	-

Total Assets	554,841	592

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	201,178	149,491
Accounts payable – related parties	57,500	-
Accrued interest payable	510	-
Loan payable (Note 6)	155,250	18,750
Due to related parties (Note 7)	780,398	172,961

Total Current Liabilities	1,194,836	341,202

Nature of operations and continuance of business (Notes 1 and 2)
Commitments (9)
Subsequent events (Note 11)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
36,657,835 and 34,707,835 shares issued and outstanding respectively	36,658	34,708
Additional paid-in capital	42,089,489	40,546,930
Deficit	(42,766,142)	(40,922,248)
Total Stockholder’s Deficit	(639,995)	(340,610)

Total Liabilities and Stockholder’s Deficit	554,841	592

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year Ended July 31, 2019	Year Ended July 31, 2018
	$	$
Expenses
Consulting fees (Note 4)	152,172	120,000
Business development costs	1,595,036	-
General and administrative	71,303	45,989

Total Expenses	1,818,511	165,989

Loss Before Other Income (Expense)	(1,818,511)	(165,989)

Other Income (Expense)
Gain on forgiveness of debt	-	39,750
Interest expense	(25,383)	(2,841)

Total Other Income (Expense)	(25,383)	36,909

Net Loss and Comprehensive Loss	(1,843,894)	(129,080)

Net Loss Per Share, Basic and Diluted	(0.05)	(0.00)

Weighted Average Shares Outstanding	35,203,862	34,707,835

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, July 31, 2017	34,707,835	34,708	40,546,930	(40,793,168)	(211,530)

Net loss for the year	–	–	–	(129,080)	(129,080))

Balance, July 31, 2018	34,707,835	34,708	40,546,930	(40,922,248)	(340,610))

Imputed interest	–	–	22,009	-	22,009
Shares issued for services	1,950,000	1,950	1,522,500	-	1,522,500

Net loss for the year	–	–	–	(1,843,894)	(1,843,894)

Balance, July 31, 2019	36,657,835	36,658	42,089,489	(42,766,142)	(639,995)

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended July 31, 2019	Year Ended July 31, 2018
	$	$
Operating Activities
Net loss	(1,843,894)	(129,080)
Related party imputed interest	22,009	-
Share based compensation	1,522,500	-
Changes in operating assets and liabilities:
Prepaid expenses	460	(460)
Accrued interest payable	510	-
Inventory	306,450	-
Accounts payable and accrued liabilities	51,687	64,999
Due to related parties	-	61,924
Net Cash Provided by (Used In) Operating Activities	(556,178)	(2,617)

Investing Activities
Deposit on acquisition of property	(100,000)	-
Purchase of fixed assets	(145,138)	-
Net Cash Provided by (Used in) Investing Activities	(245,138)	-

Financing Activities
Proceeds on loans payable	155,250	-
Advances from related parties	646,187	-
Net Cash Provided by Financing Activities	801,437	-

Increase (Decrease) in Cash	3,121	(2,617)

Cash, Beginning of Year	132	2,749

Cash, End of Year	3,253	132

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Financial Statements
Years Ended July 31, 2019 and 2018
(Expressed in U.S. dollars)

1. Nature of Operations and Continuance of Business

Green Hygienics Holdings Inc. (the “Company”) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources, Inc. On June 30, 2010, the name was changed to Takedown Entertainment Inc. On July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc.

The Company is an innovative, full-scope, science-driven, premium hemp cultivation and branding enterprise focused on the cultivation and processing of industrial hemp for cannabidiol (“CBD”). The Hemp Farming Act of 2018 removed hemp from Schedule I controlled substances (defined as cannabis with less than 0.3% THC) making it an ordinary agricultural commodity.

The Company’s business model includes generating revenues from the sale of hemp and premium-grade CBD products; creating trusted global consumer brands; developing valuable IP; and growing the company rapidly through strategic acquisitions. With direct regard to acquisitions, the Company acts as a business accelerator and a vertical integrator focusing to support rapid growth and development of companies with extraordinary potential.

On June 10, 2019, the company secured a multiyear purchase order for the sale of hemp to U.S. Tobacco De Mexico. Under the terms of the contract, the Company is required to deliver a total $56.4 million worth of hemp flower over a five year period to US Tobacco De Mexico for use in the production of CBD hemp cigarettes.

On June 14, 2019, the Company secured from the County of San Diego Department of Agriculture, Weights and Measures, a grower registration for industrial hemp cultivation.

On July 22, 2019, the Company secured licenses for the processing of hemp in the state of North Carolina.
The licenses were granted to the Company’s newly formed subsidiary, Coastal Labs North Carolina LLC, by the North Carolina Industrial Hemp Commission. The Company’s second subsidiary in the state is Green Hygienics North Carolina LLC, which will be partnering for cultivation this year with the intention of meeting the earnings qualification to be licensed on its own for next year’s cultivation.

The Company created Coastal labs and Green Hygienics near the end of July. There was no accounting activity prior to July 31, 2019. The Company’s policy is to consolidate all entities which we control and or own more than 51% of the voting stock. These entities are expected to have accounting activity during subsequent periods and will be consolidated accordingly.

On August 26, 2019, the Company the completed the acquisition of the 824-acre Potrero Ranch Property near San Diego, California for a total purchase price of $4 million. The Company will utilize the land and buildings for industrial hemp for CBD cultivation. The property includes over 400,000 square feet of outbuildings which are currently being converted into greenhouses.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2019, the Company has not generated any revenues, has a working capital deficiency of $885,133 and has an accumulated deficit of $42,766,142 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance and trust funds to be cash equivalents.

(d) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. As of the date of this report, no reserve was deemed necessary.

(e) Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. Impairment of long-lived assets is recognized when the net book value of such assets exceeds their expected cash flows, in which case the assets are written down to fair value, which is determined based on discounted future cash flows or appraised values.

(f) Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of financial statements.

(g) Income Taxes

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

2. Significant Accounting Policies (continued)

(h) Foreign Currency Translation

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

(i) Financial Instruments and Fair Value Measures

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

(j) Stock-based Compensation

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

(k) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2019 and 2018, the Company does not have any potentially dilutive shares.

2. Significant Accounting Policies (continued)

(l) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(m) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Deposits

During the year ended July 31, 2019, the Company advanced funds of $100,000 toward the acquisition of property known as the Potrero Ranch. The Company completed the acquisition on August 24, 2019.

4. Inventory

Inventory consists of hemp seeds. Inventory is recorded at cost.

5. Fixed Assets

Fixed assets recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. No depreciation has been recorded to date due to immateriality as the assets were acquired near year end.

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2018	Additions	Amortization	Balance at July 31, 2019

Production equipment	5 years	$-	$46,379	$-	$46,379
Buildings and improvements	15 years	-	90,657	-	90,657
Furniture and office equipment	5 years	-	8,102	-	8,102
		$-	$145,138	$-	$145,138

Fixed asset costs are being depreciated using the straight-line method based on the useful life of the asset. No depreciation expense has been recorded for the year ended July 31, 2019 due to the immateriality as the assets were acquired near year end.

6. Loans Payable
(a) As at July 31, 2019, the Company owes $155,250 (2018 - $nil) to a non-related party, which bears interest at the rate of 10% per annum, is unsecured and due and payable on or before December 19, 2019.

(b) As at July 31, 2019, the Company owes $nil (2018 - $18,750) to a non-related party, which is non-interest bearing, unsecured, and due on demand. During the year ended July 31, 2018, the amount owing was transferred to a company controlled by the President of the Company.

7. Related Party Transactions

(a) As at July 31, 2019, the Company owes $56,824 (2018 - $56,824) to a company controlled by the CEO of the Company. The debt bears interest at 5% per annum, is unsecured, and is due on demand. As at July 31, 2019, accrued interest of $14,825 (2018 - $11,961) has been included in accounts payable and accrued liabilities.

(b) As at July 31, 2019, the Company owes $696,074 (2018 - $116,137) to a company controlled by the CEO of the Company. The debt includes funds advanced to the Company for business development purposes is non-interest bearing, unsecured, and due on demand.

(c) As at July 31, 2019, the Company owes $27,500 (2018 - $nil) to a director of the Company for accrued consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(d) During the year ended July 31, 2019, the Company incurred $30,000 (2018 - $30,000) in consulting fees to a company controlled by the CEO of the Company.

(e) During the year ended July 31, 2019, the Company incurred $30,000 (2018 - $nil) in consulting fees to the CTO of the Company.

(f) During the year ended July 31, 2019, the Company incurred $27,500 (2018 - $nil) in consulting fees to a VP and Director of the Company.

(g) During the year ended July 31, 2019, the Company incurred $15,000 (2018 - $nil) in consulting fees to the President of a subsidiary of the Company.

(h) During the year ended July 31, 2019, the Company incurred $15,000 (2018 - $nil) in consulting fees to the CEO of a subsidiary of the Company.

(i) Imputed interest of $22,009 was recorded for the above related party debts.

8. Share Issuances

(a) During the year ended July 31, 2019, the Company issued 500,000 common shares to the Chief Development Officer of the Company in exchange for services rendered. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(b) During the year ended July 31, 2019, the Company issued 500,000 common shares to the Business Development Officer of the Company in exchange for services rendered. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(c) During the year ended July 31, 2019, the Company issued 500,000 common shares to the Chief Technology Officer of the Company in exchange for services rendered. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(d) During the year ended July 31, 2019, the Company issued 50,000 common shares to the Head of Research and Development of a subsidiary of the Company in exchange for services rendered. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(e) During the year ended July 31, 2019, the Company issued 200,000 common shares to the Chief Development Officer of the Company in exchange for services rendered. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(f) During the year ended July 31, 2019, the Company issued 200,000 common shares to the President of a subsidiary of the Company in exchange for services rendered. The shares were valued based on OTC’s closing trade price on the date of the agreement.

9. Commitments

(a)On April 1, 2019, the Company entered into a consulting agreement with the Chief Development Officer of the Company, Hamid Rowshan, whereby the Company agreed to pay a to be negotiated consulting fee for an initial period of three months, which can be extended to five years upon mutual agreement.

On April 1, 2019, the Company entered into a consulting agreement with the Business Development Officer of the Company, Paymon Omidi, whereby the Company agreed to pay a to be negotiated consulting fee for an initial period of three months, which can be extended to five years upon mutual agreement.

(b) On April 1, 2019, the Company entered into a consulting agreement with the Head of Research and Development of a subsidiary of the Company, Kiarash Mirkia. Pursuant to the terms of the agreement, the Company issued the consultant 50,000 common shares upon execution of the agreement.

(c) On June 1, 2019, the Company entered into a consulting agreement with the CEO of a subsidiary of the Company, Kavan Thanasith, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of five years. The monthly fee will increase to: $10,000 per month if the Company generates gross revenue of $1,000,000 per month; $12,500 per month if the Company generates gross revenue of $1,500,000 per month; $15,000 per month if the Company generates gross revenue of $2,000,000 per month and $20,000 per month if the Company generates gross revenue of $2,500,000 per month. The consultant shall also be granted 200,000 common shares per year for a period of five years.

(d) On June 1, 2019, the Company entered into a consulting agreement with the President of a subsidiary of the Company, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of five years. The monthly fee will increase to: $10,000 per month if the Company generates gross revenue of $1,000,000 per month; $12,500 per month if the Company generates gross revenue of $1,500,000 per month; $15,000 per month if the Company generates gross revenue of $2,000,000 per month and $20,000 per month if the Company generates gross revenue of $2,500,000 per month. The consultant shall also be granted 200,000 common shares per year for a period of five years.

10. Income Taxes

The Company has net operating losses carried forward of $5,237,753 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 26.42% (2018 – 26.42%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2019	2018
	$	$

Income tax recovery at statutory rate	(387,218)	(34,099)
Change in enacted tax rates	-	6,993
Change in valuation allowance	387,218	27,106

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at July 31, 2019 and 2018 are as follows:

	2019	2018
	$	$

Net operating losses carried forward	$1,009,928	712,710
Valuation allowance	(1,009,928)	(712,710)

Net deferred income tax asset	–	–

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

As at July 31, 2019, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

11. Subsequent Events

(a) On August 23, 2019, a company (Alita Capital Inc.) owned by the President of the Company executed on a Purchase and Sale Agreement to acquire the 824-acre Potrero Ranch Property near San Diego, California (the Agreement”). Alita in advance of the close immediately assigned the Agreement to the Green Hygienics Holdings Inc.

The Property now owned fully by Green Hygienics includes 824 acres of land and 400,000 square feet of outbuildings. The total purchase cost of the Property is $4,510,000. The Vendor agreed to a take-back mortgage of $2,750,000 (the ‘Mortgage”) and the Company borrowed $1,760,000 (the “Loan”) by way of a second mortgage to complete the acquisition. The terms of the Mortgage include interest at the rate of 6% per annum with monthly payments of interest only.commencing September 23, 2019. The maturity date of the Mortgage is August 23, 2024. The terms of the Loan include interest at 15% per annum with monthly payments of $22,000 commencing September 15, 2019. The maturity date of the Loan is August 15, 2024.

(b) On August 1, 2019, the Company entered into a consulting agreement with the CEO of the Company, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and whereby the Company granted the Consultant an option to acquire 250,000 common shares of the Company or 250,000 Options at 10% below market value at the date of grant upon execution of the consulting agreement for an additional 2 years.

(c) On August 1, 2019, the Company entered into a consulting agreement with the Chief Agricultural Operations Manager whereby the Company agreed to pay a signing bonus of $6,000 and a consulting fee of $6,000 per month for a period of six months. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement.  The Company also granted the Consultant an option to acquire 25,000 common shares of the Company or 25,000 Options at 10% below market value at the date of grant upon execution of the consulting agreement.

(d) On August 1, 2019, the Company entered into a consulting agreement with the Chief Project Manager whereby the Company agreed to pay a signing bonus of $15,000 and a consulting fee of $7,500 per month for a period of five years.  The Company also granted the Consultant an option to acquire 100,000 common shares of the Company or 100,000 Options priced at $0.50 per share upon execution of the consulting agreement and an additional 100,000 common shares or Options priced at 10% below market value at the date of grant six months after the execution of the agreement.

(e) On August 1, 2019, the Company entered into a consulting agreement with the Assistant Agricultural Operations Manager whereby the Company agreed to pay a signing bonus of $4,000 and a consulting fee of $2,000 per month for a period of six months. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement. The Company also granted the Consultant an option to acquire 25,000 common shares of the Company or Options at $0.50 per share upon execution of the consulting agreement and an additional 25,000 common shares or Options at 10% below market value at the date of grant six months after the execution of the agreement.

(f) On August 1, 2019, the Company granted an option to a non-related party to acquire 50,000 common shares of the Company at 10% below market value at the date of grant for services rendered.

(g) On September 1, 2018, the Company entered into a consulting agreement with a director of the Company, whereby the Company agreed to pay a consulting fee of $2,500 per month for a period of two years, which can be extended to four years upon mutual agreement. Additionally, the Company will either grant the director 100,000 shares of common stock per year or 100,000 stock options per year to purchase shares of the Company’s common stock priced at 10% below market value at the date of grant.

(h) On September 1, 2018, the Company entered into a consulting agreement with the CTO, whereby the Company agreed to pay a consulting fee of $2,500 per month for a period of two years commencing August 1, 2018. The agreement can be extended to four years upon mutual agreement. Upon completion of a minimum $1,000,000 financing, the Company will increase this payment to $5,000 per month. Upon completion of a minimum $5,000,000 financing or profitable operations, the Company will increase this payment to an amount mutually agreed upon that reflects the market rate for services provided by the CTO.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of July 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	The Company has no formal control process related to the identification and approval of related party transactions.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Ronald Loudoun	56	CEO, President and Director appointed June 1, 2017
Matthew Dole	43	Director and VP of Business Development appointed August 30, 2018
Jeff Palumbo	39	Chief Technology Officer appointed August 30, 2018

Mr. Loudoun is a successful business strategist with more than 25 years’ experience as a real estate agent and business administration. Mr. Loudoun graduated with a Diploma of Administrative Management from BCIT in 1983 with an elective in Real Estate. He possesses an excellent background in new business development, multi-site operations, performance/quality improvement, administration and long-term planning. He has maintained a longstanding interest in both communicating the need for and sourcing new methods for conscious minded development and growth. Recognized as an astute and persuasive negotiator, Mr. Loudoun has a reputation for honesty and integrity, and has the ability to successfully balance the risks of continual change and innovation through disciplined implementation. Capitalizing on his exceptional leadership qualities, out of the box thinking and real estate development expertise, Ron continues to develop innovative ideas that add significant value to any organization which he is involved in.

Mr. Dole is a business development manager with more than 22 years of experience planning, developing and implementing sales marketing and business development initiatives. He is knowledgeable in all aspects of the health care insurance industry and well-versed in the laws and regulations pertaining to the hemp industry. He has orchestrated revenue increases in five major companies and currently serves as CEO of Synergy Health & Wellness Solutions.

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

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

–	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
–	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
–	Compliance with applicable governmental laws, rules and regulations;
–	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
–	Accountability for adherence to the Code.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending July 31, 2019:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation

Ron Loudoun	CEO and Director from June 3, 2017	2019	$0	$0	$30,000	$0	$0	$0	$0
		2018	$0	$0	$30,000	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)

Common Stock	Alita Capital Inc. (2) 1878 Camino Verde Lane, Las Vegas, NV	22,512,320	64.862%

Common Stock	Matthew Dole (3) 8540 Lyndora Street, Downey, CA	188,791	0.005%

Common Stock	Jeff Palumbo (4)	500,000	0.013%

	Total	22,701,111	64.880%

(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2)	Ron Loudoun, CEO, President and Director of the Company, is the controlling shareholder of Alita Capital Inc.
(3)	Matt Dole is a Director of the Company.
(4)	Jeff Palumbo is the Chief technology Officer of the Company.

Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2019.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2019	July 31, 2018

Audit Fees – M&K	$6,759	$-
Audit Fees - Saturna	-	4,000
Audit Related Fees	3,400	3,000
Tax Fees	-	-
All Other Fees	-	-
Total	$10,159	$11,000

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Dated: November 13, 2019	/s/ Ron Loudoun
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

Dated: November 13, 2019	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)