Form 10-Q
period 2019-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2019-12-17
CIK 1443388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 37,482,835 common shares issued and outstanding as of December 16, 2019.

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.
Consolidated Financial Statements
October 31, 2019
(Expressed in U.S. dollars)
(unaudited)

GREEN HYGIENICS HOLDINGS INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	October 31, 2019 $	July 31, 2019 $
	(unaudited)
ASSETS

Current Assets
Cash	46,218	767
Prepaid expense	5,000	-
Trust funds	-	2,486
Inventory	306,450	306,450
Total Current Assets	357,668	309,703

Deposits	-	100,000
Fixed Assets (Note 5)	4,745,767	145,138

Total Assets	5,103,435	554,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	259,436	201,178
Accounts payable – related parties	117,833	57,500
Accrued interest payable	25,872	510
Loan payable (Note 4)	155,250	155,250
Due to related parties (Note 8)	1,447,100	780,398
Total Current Liabilities	2,005,491	1,194,836

Long Term Liabilities
Agreement payable (Note 5)	183,031	-
Mortgage payable (Note 6)	2,750,000	-
Note payable (Note 7)	1,760,000	-
Total Long-Term Liabilities	4,693,031	-

Total Current and Long-Term Liabilities	6,698,522	1,194,836

Nature of operations and continuance of business (Note 1 and 2)
Commitments (Note 10)
Subsequent events (Note 11)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
37,482,835 and 36,657,835 shares issued and outstanding	37,483	36,658
Additional paid-in capital	43,328,297	42,089,489
Deficit	(44,960,867)	(42,766,142)
Total Stockholder’s Deficit	(1,595,087)	(639,995)

Total Liabilities and Stockholder’s Deficit	5,103,435	554,841

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2019 $	Three Months Ended October 31, 2018 $
Expenses
Consulting fees (Note 4)	164,396	27,500
Business development costs	1,227,592	-
Supplies	392,516	-
Sub contracts	68,289	-
Payroll expenses	158,731	-
General and administrative	54,400	1,909

Loss Before Other Expense	(2,065,934)	(29,409)

Other Expense
Interest expense	(115,451)	(716)
Depreciation	(13,350)	-

Net Loss and Comprehensive Loss	(2,194,725)	(30,125)

Net Loss Per Share, Basic and Diluted	(.06)	–

Weighted Average Shares Outstanding	37,473,868	34,707,835

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended October 31, 2019 $	Three Months Ended October 31, 2018 $
Operating Activities
Net loss	(2,194,725)	(30,125)
Imputed interest	18,633	-
Depreciation expense	13,350	-
Share based compensation	1,221,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	-
Accrued interest payable	25,362
Inventory	-	-
Accounts payable and accrued liabilities	56,258	5,216
Accounts payable - related party	60,336	-
Due to related parties	-	25,000
Net Cash Provided By (Used In) Operating Activities	(802,789)	91

Investing Activities
Cash paid for purchase of FA	(118,586)	-
Net Cash Provided by (Used In) Investing Activities	(118,586)	-

Financing Activities
Proceeds from note payable	297,638
Advances from related parties	666,702
Net Cash Provided by Financing Activities	964,340	-

Increase in cash	42,965	-

Cash and trust funds, Beginning of Period	3,253	132

Cash and trust funds, End of Period	46,218	223

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–
Non Cash Transactions
Equipment financed through debt	183,031
Land acquired through debt	2,750,000
Deposit on acquisition of property	100,000	-

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.
Consolidated Statements of Stockholders’ Deficit
(Expressed in U.S. dollars)
(unaudited)

	Common Stock
	Number of shares	Amount $	Additional paid-in capital $	Deficit $	Total stockholders’ deficit $

Balance, July 31, 2018	34,707,835	34,708	40,546,930	(40,922,248)	(340,610)

Imputed interest	-	-	22,009	-	22,009

Shares issued for services	1,950,000	1,950	1,522,500	-	1,522,500

Net loss	-	-	-	(1,843,894)	(1,843,894)

Balance, July 31, 2019	36,657,835	36,658	42,089,489	(42,766,142)	(639,995)

Imputed interest	-	-	18,633	-	18,633

Shares issued for services	825,000	825	1,220,175	-	1,221,000

Net loss	−	−	−	(2,194,725)	(2,194,725)

Balance, October 31, 2019	37,482,835	37,483	43,328,297	(44,960,867)	(1,595,087)

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.
Notes to the Consolidated Financial Statements
October 31, 2019
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

On June 10, 2019, the company secured a multiyear purchase order for the sale of hemp to U.S. Tobacco De Mexico. Under the terms of the contract, the Company is required to deliver a total $56.4 million worth of hemp flower over a five-year period to US Tobacco De Mexico for use in the production of CBD hemp cigarettes.

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

The Company created Coastal labs and Green Hygienics near the end of July. There was no accounting activity prior to October 31, 2019. The Company’s policy is to consolidate all entities which we control and or own more than 51% of the voting stock. These entities are expected to have accounting activity during subsequent periods and will be consolidated accordingly.

On August 26, 2019, the Company the completed the acquisition of the 824-acre Potrero Ranch Property near San Diego, California for a total purchase price of $4,510,000. The Company will utilize the land and buildings for industrial hemp for CBD cultivation. The property includes over 400,000 square feet of outbuildings which are currently being converted into greenhouses.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and is unlikely to generate earnings in the immediate future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2019, the Company has not generated any revenues, has a working capital deficiency of $1,647,823 and has an accumulated deficit of $44,960,867 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

(b) Principles of Consolidation

These financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are all entities (including structured entities) which the Company controls. For accounting purposes, control is established by an investor when it is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity. All inter-company balances and transactions are eliminated.

(c) Use of Estimates

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance and trust funds to be cash equivalents.

(e) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. As of the date of this report, no reserve was deemed necessary.

(f) Impairment of Long-Lived Assets

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

(g) Related Party Transactions

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

(h) Income Taxes

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

(i) Foreign Currency Translation

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

(j) Financial Instruments and Fair Value Measures

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

(k) Stock-based Compensation

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

(l) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2019 the Company does not have any potentially dilutive shares.

2. Significant Accounting Policies (continued)

(m) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(n) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Fixed Assets

Fixed assets are recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2019 $	Additions $	Amortization $	Balance at October 31, 2019 $

Production equipment	5 years	46,379	305,531	(10,541)	341,369
Furniture and office equipment	5 years	8,102	-	(408)	7,694
Buildings and improvements	15 years	90,657	96,086	(2,401)	184,342
Land		-	4,212,362	-	4,212,362
		145,138	4,613,979	(13,350)	4,745,767

Fixed asset costs are being depreciated using the straight-line method based on the useful life of the asset.

On August 26, 2019, the Company completed the acquisition of the 824-acre Potrero Ranch Property near San Diego, California for a total purchase price of $4,510,000. The Company will utilize the land and buildings for industrial hemp for CBD cultivation. The property includes over 400,000 square feet of outbuildings which are currently being converted into greenhouses. On August 23, 2019, the Company entered into an agreement payable with the Vendor of the Property for $2,750,000 for a portion of the purchase price. The terms of the agreement are monthly payments of interest only at the rate of 6% per annum. The debt is secured by a Promissory Note secured by a Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 23, 2024. On August 23, 2019 the Company entered into an agreement payable for $1,760,000 with monthly payments of interest only at the rate of 15% per annum. The debt is secured by a Promissory Note secured by a second charge on the Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 15, 2024. To date we have spent $184,342 in property and building improvements and have acquired over $300,000 worth of production equipment.

4. Loan Payable

As at October 31, 2019, the Company owes $155,250 (2018 - $nil) plus accrued interest of $4,423 (2018 - $nil) to a non-related party, which bears interest at the rate of 10% per annum, is unsecured and due and payable on or before December 19, 2019.

5. Agreement Payable

As at October 31, 2019, the Company owes $183,031 (2018 - $nil) to a non-related party and requires monthly payments of $4290.40 including interest at the rate of 5.66% per annum for a period of 48 months commencing November 1, 2019. The loan is secured by a collateral charge on production equipment.

6. Mortgage Payable

As at October 31, 2019, the Company owes $2,750,000 (2018 - $nil) to a non-related party, with monthly payments of interest only at the rate of 6% per annum. The debt is secured by a Promissory Note secured by a Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 23, 2024.

7. Note Payable

As at October 31, 2019, the Company owes $1,760,000 (2018 - $nil) to a non-related party, with monthly payments of interest only at the rate of 15% per annum. The debt is secured by a Promissory Note secured by a second charge on the Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 15, 2024.

8. Related Party Transactions

(a) As at October 31, 2019, the Company owes $56,824 (July 31, 2019 - $56,824) to a company controlled by the CEO of the Company. The debt bears interest at 5% per annum, is unsecured, and is due on demand. As at October 31, 2019, accrued interest of $15,541 (July 31, 2019 - $14,825) has been included in amounts due to related parties.

(b) As at October 31, 2019, the Company owes $1,390,275 (July 31, 2019 - $696,074) to a company controlled by the CEO of the Company. The debt includes funds advanced to the Company for business development purposes, is non-interest bearing, unsecured, and due on demand.

(c) As at October 31, 2019, the Company owes $22,500 (July 31, 2019 - $nil) to the CEO of the Company for accrued consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(d) As at October 31, 2019, the Company owes $35,000 (July 31, 2019 - $27,500) to a director of the Company for accrued consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(e) As at October 31, 2019, the Company owes $22,500 (July 31, 2019 - $15,000) to the CEO of a subsidiary of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(f) As at October 31, 2019, the Company owes $22,500 (July 31, 2019 - $15,000) to the President of a subsidiary of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(g) As at October 31, 2019, the Company owes $7,500 (July 31, 2019 - $nil) to the CTO of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(h) As at October 31, 2019, the Company owes $7,833 (July 31, 2019 - $nil) to the Chief Agricultural Operations Manager of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(i) During the quarter ended October 31, 2019, the Company incurred $nil (2018 - $7,500) in consulting fees to a company controlled by the CEO of the Company.

(j) During the quarter ended October 31, 2019, the Company incurred $22,500 (2018 - $nil) in consulting fees to the CEO of the Company.

(k) During the quarter ended October 31, 2019, the Company incurred $7,500 (2018 - $7,500) in consulting fees to the CTO of the Company.

(l) During the quarter ended October 31, 2019, the Company incurred $7,500 (2018 - $7,500) in consulting fees to a VP and Director of the Company.

(m) During the quarter ended October 31, 2019, the Company incurred $22,500 (2018 - $nil) in consulting fees to the President of a subsidiary of the Company.

(n) During the quarter ended October 31, 2019, the Company incurred $22,500 (2018 - $nil) in consulting fees to the CEO of a subsidiary of the Company.

(o) Imputed interest of $18,633 for the three months ended October 31, 2019 and $22,009 for the year ended July 31, 2019 has been recorded for the above related party debts.

9. Share Issuances

(a) During the quarter ended October 31, 2019, the Company issued 250,000 common shares to the CEO of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(b) During the quarter ended October 31, 2019, the Company issued 50,000 common shares to the Chief Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(c) During the quarter ended October 31, 2019, the Company issued 200,000 common shares to the Chief Project Manager of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(d) During the quarter ended October 31, 2019, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(e) During the quarter ended October 31, 2019, the Company issued 300,000 common shares to non-related parties in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

10. Commitments/Contingencies

(a) On September 1, 2018, the Company entered into a consulting agreement with a director of the Company, Matthew Dole, whereby the Company agreed to pay a consulting fee of $2,500 per month for a period of two years, which can be extended to four years upon mutual agreement. Additionally, the Company will either grant the director 100,000 shares of common stock per year or 100,000 stock options per year to purchase shares of the Company’s common stock priced at 10% below market value at the date of grant.

(b) On September 1, 2018, the Company entered into a consulting agreement with the CTO, Jeff Palumbo, whereby the Company agreed to pay a consulting fee of $2,500 per month for a period of two years commencing August 1, 2018. The agreement can be extended to four years upon mutual agreement. Upon completion of a minimum $1,000,000 financing, the Company will increase this payment to $5,000 per month. Upon completion of a minimum $5,000,000 financing or profitable operations, the Company will increase this payment to an amount mutually agreed upon that reflects the market rate for services provided by the CTO.

(c) On April 1, 2019, the Company entered into a consulting agreement with the Chief Development Officer of the Company, Hamid Rowshan, whereby the Company agreed to pay a to be negotiated consulting fee for an initial period of three months, which can be extended to five years upon mutual agreement.

(d) On April 1, 2019, the Company entered into a consulting agreement with the Business Development Officer of the Company, Paymon Omidi, whereby the Company agreed to pay a to be negotiated consulting fee for an initial period of three months, which can be extended to five years upon mutual agreement.

(e) On April 1, 2019, the Company entered into a consulting agreement with the Head of Research and Development of a subsidiary of the Company, Kiarash Mirkia. Pursuant to the terms of the agreement, the Company issued the consultant 50,000 common shares upon execution of the agreement.

(f) On June 1, 2019, the Company entered into a consulting agreement with the CEO of a subsidiary of the Company, Kavan Thanasith, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of five years. The monthly fee will increase to: $10,000 per month if the Company generates gross revenue of $1,000,000 per month; $12,500 per month if the Company generates gross revenue of $1,500,000 per month; $15,000 per month if the Company generates gross revenue of $2,000,000 per month and $20,000 per month if the Company generates gross revenue of $2,500,000 per month. The consultant shall also be granted 200,000 common shares per year for a period of five years.

(g) On June 1, 2019, the Company entered into a consulting agreement with the President of a subsidiary of the Company, Travis Chrisman, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of five years. The monthly fee will increase to: $10,000 per month if the Company generates gross revenue of $1,000,000 per month; $12,500 per month if the Company generates gross revenue of $1,500,000 per month; $15,000 per month if the Company generates gross revenue of $2,000,000 per month and $20,000 per month if the Company generates gross revenue of $2,500,000 per month. The consultant shall also be granted 200,000 common shares per year for a period of five years.

(h) On August 1, 2019, the Company entered into a consulting agreement with the CEO of the Company, Ron Loudoun, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and whereby the Company granted the Consultant an option to acquire 250,000 common shares of the Company or 250,000 Options at 10% below market value at the date of grant upon execution of the consulting agreement for an additional 2 years.

(i) On August 1, 2019, the Company entered into a consulting agreement with the Chief Agricultural Operations Manager, Anthony Curci, whereby the Company agreed to pay a signing bonus of $6,000 and a consulting fee of $6,000 per month for a period of six months. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement.  The Company also granted the Consultant an option to acquire 25,000 common shares of the Company or 25,000 Options at 10% below market value at the date of grant upon execution of the consulting agreement.

(j) On August 1, 2019, the Company entered into a consulting agreement with the Chief Project Manager, Greg Stinson, whereby the Company agreed to pay a signing bonus of $15,000 and a consulting fee of $7,500 per month for a period of five years.  The Company also granted the Consultant an option to acquire 100,000 common shares of the Company or 100,000 Options priced at $0.50 per share upon execution of the consulting agreement and an additional 100,000 common shares or Options priced at 10% below market value at the date of grant six months after the execution of the agreement.

(k) On August 1, 2019, the Company entered into a consulting agreement with the Assistant Agricultural Operations Manager, Carol Snyder, whereby the Company agreed to pay a signing bonus of $4,000 and a consulting fee of $2,000 per month for a period of six months. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement. The Company also granted the Consultant an option to acquire 25,000 common shares of the Company or Options at $0.50 per share upon execution of the consulting agreement and an additional 25,000 common shares or Options at 10% below market value at the date of grant six months after the execution of the agreement.

(l) On August 1, 2019, the Company granted an option to a non-related party to acquire 50,000 common shares of the Company at 10% below market value at the date of grant for services rendered.

There is currently no pending or threatened litigation.

11. Subsequent Events

None

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

On June 10, 2019, the company secured a multiyear purchase order for the sale of hemp to U.S. Tobacco De Mexico. Under the terms of the contract, the Company is required to deliver a total $56.4 million worth of hemp flower over a five-year period to US Tobacco De Mexico for use in the production of CBD hemp cigarettes.

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

The Company created Coastal labs and Green Hygienics near the end of July. There was no accounting activity prior to October 31, 2019. The Company’s policy is to consolidate all entities which we control and or own more than 51% of the voting stock.

On August 26, 2019, the Company the completed the acquisition of the 824-acre Potrero Ranch Property near San Diego, California for a total purchase price of $4 million. The Company will utilize the land and buildings for industrial hemp for CBD cultivation. The property includes over 400,000 square feet of outbuildings which are currently being converted into greenhouses.

Results of Operations

We are currently in the product growing and production stages and anticipate to be revenue producing in the next six months.

Expenses

We incurred operating losses of $45,241,260 from date of incorporation June 12, 2008 to the period ended October 31, 2019. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. An analysis of the loss is as follows:

	Three Months Ended
	October 31, 2019 $	October 31, 2018 $	Change $
Expenses
Consulting fees	164,396	27,500	$136,896
Business development costs	1,227,592	-	1,227,592
Supplies	392,516	-	392,516
Sub contracts	68,289	-	68,269
Payroll expenses	158,731	-	158,731
General and administrative	54,400	1,909	52,491
Interest	115,451	716	114,735
Depreciation	13,350	-	13,350
Net loss for the period	(2,194,725)	(30,125)	(2,164,600)

In 2019, our auditors issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues. We have generated no revenues to date. The following table provides selected financial data about our company as at October 31, 2019 and July 31, 2019.

Balance Sheet Data:

	October 31, 2019 $	July 31, 2019 $

Cash and prepaid expenses	51,218	3,253
Inventory	306,450	306,450
Fixed assets	4,745,767	245,138
Total assets	5,103,435	554,841
Total liabilities	6,698,522	1,194,836
Stockholders' equity (deficit)	(1,595,087)	(639,995)

Liquidity and Capital Resources

Working Capital

	October 31, 2019 $	July 31,2019 $

Current Assets	357,668	309,703
Current Liabilities	2,005,497	1,194,836
Working Capital (Deficit)	(1,647,823)	(885,133)

Cash Flows

	Three Months Ended October 31, 2019 $	Three Months Ended October 31, 2018 $

Net cash provided by (used in) operating activities	(802,789)	(91)
Net cash used in investing activities	(118,586)	-
Net cash provided by financing activities	964,340	-
Net change in cash	42,965	(91)

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

We estimate that our expenses over the next 12 months will be approximately $600,000 as described in the table below.  These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses

Business development	12 months	$120,000
General and administrative expenses	12 months	480,000
Total		600,000

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

FUTURE FINANCINGS

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $720,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

As of October 31, 2019, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

M&K CPAs, our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

On June 1, 2017, Ronald Loudoun was appointed as the CEO and President and as a Director.

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Date: December 16, 2019	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)