Form 10-Q
period 2020-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2020-03-16
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Emerging growth company	☐
Smaller reporting company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 37,782,835 common shares issued and outstanding as of March 12, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.

Consolidated Financial Statements

January 31, 2020

(Expressed in U.S. dollars)

(unaudited)

GREEN HYGIENICS HOLDINGS INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	January 31, 2020 $	July 31, 2019 $
	(unaudited)
ASSETS

Current Assets
Cash	52,943	767
Prepaid expense	15,000	-
Trust funds	-	2,486
Inventory	306,450	306,450
Total Current Assets	374,393	309,703

Deposits	-	100,000
Fixed Assets (Note 5)	4,724,653	145,138

Total Assets	5,099,046	554,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	316,292	201,178
Accounts payable – related parties (Note 8)	200,833	57,500
Accrued interest payable	29,785	510
Deferred revenue	15,973	-
Defaulted loan payable (Note 4)	155,250	155,250
Discounted note payable (Note 4)	7,363	-
Current portion of long term debt	40,800	-
Due to related parties (Note 8)	1,832,346	780,398
Total Current Liabilities	2,598,642	1,194,836

Long Term Liabilities
Agreement payable (less current portion) (Note 5)	132,319	-
Mortgage payable (Note 6)	2,750,000	-
Second Mortgage payable (Note 7)	1,760,000	-
Total Long-Term Liabilities	4,642,319	-

Total Current and Long-Term Liabilities	7,240,961	1,194,836

Nature of operations and continuance of business (Note 1 and 2)
Commitments (Note 10)
Subsequent events (Note 11)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value 37,482,835 and 36,657,835 shares issued and outstanding	37,483	36,658
Stock payable	1,200,000	-
Additional paid-in capital	43,450,286	42,089,489
Deficit	(46,829,684)	(42,766,142)
Total Stockholder’s Deficit	(2,141,915)	(639,995)

Total Liabilities and Stockholder’s Deficit	5,099,046	554,841

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended January 31, 2020 $	Three Months Ended January 31, 2019 $	Six Months Ended January 31, 2020 $	Six Months Ended January 31, 2019 $

Revenue	55,774	-	55,774	-

Expenses
Consulting fees (Note 4)	114,000	27,500	278,396	55,000
Business development costs	1,214,292	-	2,441,884	-
Supplies	88,949	-	481,465	-
Sub contracts	52,389	-	120,678	-
Payroll expenses	179,986	-	338,717	-
General and administrative	93,933	8,263	148,333	10,172

Total Expenses	1,743,549	35,763	3,809,473	65,172

Loss Before Other Income (Expense)	(1,687,775)	(35,763)	(3,753,699)	(65,172)

Other Income (Expense)
Amortization of debt discount	(7,363)	-	(7,363)	-
Depreciation	(21,114)	-	(34,464)	-
Interest expense	(152,565)	(716)	(268,016)	(1,432)

Net Income (Loss) and Comprehensive Income (Loss)	(1,868,817)	(36,479)	(4,063,542)	(66,604)

Net Earnings (Loss) Per Share, Basic and Diluted	(0.06)	(0.001)	(0.11)	(0.002)

Weighted Average Shares Outstanding	37,482,835	34,707,835	37,478,351	34,707,835

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended January 31, 2020 $	Six Months Ended January 31, 2019 $
Operating Activities
Net loss	(4,063,542)	(66,004)
Imputed interest	55,622	-
Depreciation expense	34,464	-
Amortization of discount on note payable	7,363	-
Share based compensation	2,421,000	-

Changes in operating assets and liabilities:
Prepaid expenses	(15,000)	-

Accrued interest payable	29,275	-
Inventory	-	-
Accounts payable and accrued liabilities	115,114	61,048
Accounts payable - related party	143,333	-
Deferred revenue	15,973	-
Due to related parties	-	15,287
Net Cash Provided By (Used In) Operating Activities	(1,256,398)	73

Investing Activities
Cash paid for purchase of fixed assets	(118,586)	-
Net Cash Provided by (Used In) Investing Activities	(118,586)	-

Financing Activities
Proceeds from notes payable	297,638	-

Proceeds from Discounted Notes Payable	85,000	-
Principle payments on Agreement Payable	(9,912)	-
Advances from related parties	1,051,948	-
Net Cash Provided by Financing Activities	1,424,674	-

Increase in cash	49,690	73

Cash and trust funds, Beginning of Period	3,253	132

Cash and trust funds, End of Period	52,943	205

Supplemental Disclosures:
Interest paid	181,687	–
Income taxes paid	–	–
Non-Cash Transactions
Equipment financed through debt	183,031	-
Land acquired through debt	2,750,000	-
Deposit on acquisition of property	100,000	--
Discount on warrants	85,000	-

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional Paid-In	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
		$	$		$	$
Balance, July 31, 2018	34,707,835	34,708	40,544,980	-	(40,922,248)	(342,560)

Imputed interest			22,009			22,009

Shares issued for services	1,950,000	1,950	1,522,500			1,522,500

Net loss					(1,843,894)	(1,843,894)

Balance, July 31, 2019	36,657,835	36,658	42,091,439	-	(42,766,142)	(639,995)

Imputed interest			55,622			55,622

Discount on warrants			85,000			85,000

Shares issued for services	825,000	825	1,220,175			1,221,000

Shares to be issued for services				1,200,000		1,200,000

Net loss					(4,063,542)	(4,063,542)

Balance, January 31, 2020	37,482,835	37,483	43,450,286	1,200,000	(46,829,684)	(2,141,915)

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Notes to the Consolidated Financial Statements

January 31, 2020

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

The Company created Coastal labs and Green Hygienics near the end of July. There was no accounting activity prior to January 31, 2020. The Company’s policy is to consolidate all entities which we control and or own more than 51% of the voting stock. These entities are expected to have accounting activity during subsequent periods and will be consolidated accordingly.

On August 26, 2019, the Company completed the acquisition of the 824-acre Potrero Ranch Property near San Diego, California for a total purchase price of $4,510,000. The Company will utilize the land and buildings for industrial hemp for CBD cultivation. The property includes over 400,000 square feet of outbuildings which are currently being converted into greenhouses.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $55,774 since 2013. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2020, the Company has a working capital deficiency of $2,224,249 and has an accumulated deficit of $46,829,684 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(l) Revenue

Pursuant to ASC 606, Revenue from contracts with customers. As of the date of this report, the Company has not recognized any revenue related to the business. The only revenue recognized to date is the land use rental income from San Diego Gas and Electric Company in the amount of $55,784. The term of the rental agreement is in effect until December 2020 with a monthly payment of $17,000.

(m) Leases

Pursuant to ASC 842, transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. As of the date of this report, the Company has no material transactions to report.

2. Significant Accounting Policies (continued)

(n) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of January 31, 2020, the Company does not have any potentially dilutive shares.

(o) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(p) Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the three months ended January 31, 2020 the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2019 $	Additions $	Accumulated Depreciation $	Balance at January 31, 2020 $

Production equipment	5 years	46,379	305,531	(28,137)	323,773
Furniture and office equipment	5 years	8,102	-	(813)	7,289
Buildings and improvements	15 years	90,657	96,086	(5,514)	181,229
Land		-	4,212,362	-	4,212,362
		145,138	4,613,979	(34,464)	4,724,653

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

4. Loans Payable

(a) As of January 31, 2020, the Company owes $155,250 (2019 - $nil) plus accrued interest of $8,336 (2018 - $nil) to a non-related party, which bears interest at the rate of 10% per annum, is unsecured and was due and payable on or before December 19, 2019. This loan payable is in default, and the Company is currently in negotiations to extend the maturity date.

(b) As of January 31, 2020, the Company owes $125,000 (2019 - $nil) to a non-related party. On December 19, 2019, the Company entered into an securities purchase agreement, which was amended on January 8, 2020 (collectively, the “SPA”) with Triton Funds, LP, an accredited investor (“Triton”), pursuant to which the Company issued and sold to Triton (i) a discounted convertible promissory note (the “Note”) in the aggregate principal amount of up to $750,000, due June 30, 2020, bearing interest at a rate of ten percent (10%) per annum and convertible into shares of the Company’s common stock at a conversion price of $2.50 per share and (ii) a common stock purchase warrant (the “Warrant”), exercisable for two (2) years, to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate purchase price of $600,000. If not exercised, the Warrant will expire at 5:00 pm EST on December 31, 2021.

On December 31, 2019, Triton paid an initial purchase price of $100,000 at the initial closing. The Company received net proceeds of $85,000 after paying fees of $15,000. The purchase price balance of $500,000 was to be paid upon a registration statement for the registration of the secondary offering and resale of the shares issuable upon conversion of the Note and exercise of the Warrant being declared effective by the Securities & Exchange Commission (the “SEC”). As of January 31, 2020, the Note was vested only as to an aggregate principal amount of $125,000, and the Warrant was vested only as to the right to purchase 41,667 shares. The remainder of the Note (as to an aggregate principal amount of $625,000) and the remainder of the Warrant (as to the right to purchase up to 203,333 shares) was to vest if, and only if, Triton pays the purchase price balance of $500,000. The original issue discount on the Note for the initial purchase price is $25,000, and the original issue discount for the Note, fully vested, is $150,000.

The Note can be prepaid at any time by paying 110% of the then outstanding principal, interest, default interest (if any), and any other amounts then due under the Note. The Note is initially convertible at a price per share equal to $2.50 (the “Fixed Conversion Price”); provided, however, that during the continuance of an event of default under the Note, the conversion price shall be equal to 75% of the lowest trading price of the Company’s common stock during the 30 trading days prior to conversion.

The original issue discount for the Warrant is $85,000 as of January 31, 2020. The Warrants was valued using a Black Scholes model which created a discount of the full value of cash received, bringing the full discount on the note to $125,000, which is to be amortized over the term of the Note. Through January 31, 2020, $7,363 of the discount was amortized, bringing the balance of the note to $7,363.

5. Agreement Payable

As of January 31, 2020, the Company owes $173,119 (2018 - $nil) to a non-related party and requires monthly payments of $4290.40 including interest at the rate of 5.66% per annum for a period of 48 months commencing November 1, 2019. The loan is secured by a collateral charge on production equipment.

6. Mortgage Payable

As of January 31, 2020, the Company owes $2,750,000 (2018 - $nil) to a non-related party, with monthly payments of interest only at the rate of 6% per annum. The debt is secured by a Promissory Note secured by a Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 23, 2024.

7. Second Mortgage Payable

As of January 31, 2020, the Company owes $1,760,000 (2018 - $nil) to a non-related party, with monthly payments of interest only at the rate of 15% per annum. The debt is secured by a Promissory Note secured by a second charge on the Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 15, 2024.

8. Related Party Transactions

(a) As of January 31, 2020, the Company owes $56,824 (July 31, 2019 - $56,824) to a company controlled by the CEO of the Company. The debt bears interest at 5% per annum, is unsecured, and is due on demand. As of January 31, 2020, accrued interest of $16,257 (July 31, 2019 - $14,825) has been included in amounts due to related parties.

(b) As of January 31, 2020, the Company owes $1,775,522 (July 31, 2019 - $696,074) to a company controlled by the CEO of the Company. The debt includes funds advanced to the Company for business development purposes, is non-interest bearing, unsecured, and due on demand.

(c) As of January 31, 2020, the Company owes $45,000 (July 31, 2019 - $nil) to the CEO of the Company for accrued consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(d) As of January 31, 2020, the Company owes $35,000 (July 31, 2019 - $27,500) to a former director of the Company for accrued consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(e) As of January 31, 2020, the Company owes $45,000 (July 31, 2019 - $15,000) to the CEO of a subsidiary of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(f) As of January 31, 2020, the Company owes $45,000 (July 31, 2019 - $15,000) to the President of a subsidiary of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(g) As of January 31, 2020, the Company owes $5,000 (July 31, 2019 - $nil) to the CTO of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(h) As of January 31, 2020, the Company owes $25,833 (July 31, 2019 - $nil) to the Chief Agricultural Operations Manager of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(i) During the six months ended January 31, 2020, the Company incurred $45,000 (2019 - $nil) in consulting fees to the CEO of the Company.

(j) During the six months ended January 31, 2020, the Company incurred $15,000 (2019 - $7,500) in consulting fees to the CTO of the Company.

(k) During the six months ended January 31, 2020, the Company incurred $7,500 (2019 - $7,500) in consulting fees to a former VP and former Director of the Company.

(l) During the six months ended January 31, 2020, the Company incurred $45,000 (2019 - $nil) in consulting fees to the President of a subsidiary of the Company.

(m) During the six months ended January 31, 2020, the Company incurred $45,000 (2019 - $nil) in consulting fees to the CEO of a subsidiary of the Company.

(n) Imputed interest of $55,622 for the six months ended January 31, 2020 and $22,009 for the year ended July 31, 2019 has been recorded for the above related party debts.

9. Share Issuances

(a) During the six months ended January 31, 2020, the Company issued 250,000 common shares to the CEO of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(b) During the six months ended January 31, 2020, the Company issued 50,000 common shares to the Chief Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(c) During the six months ended January 31, 2020, the Company issued 200,000 common shares to the Chief Project Manager of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(d) During the six months ended January 31, 2020, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(e) During the six months ended January 31, 2020, the Company issued 300,000 common shares to non-related parties in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(f) During the six months ended January 31, 2020, the Company agreed to issue 100,000 common shares to an Independent Director of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(g) During the six months ended January 31, 2020, the Company agreed to issue 250,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(h) During the six months ended January 31, 2020, the Company agreed to issue 250,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

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

(e) On June 1, 2019, the Company entered into a consulting agreement with the CEO of a subsidiary of the Company, Kavan Thanasith, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of five years. The monthly fee will increase to: $10,000 per month if the Company generates gross revenue of $1,000,000 per month; $12,500 per month if the Company generates gross revenue of $1,500,000 per month; $15,000 per month if the Company generates gross revenue of $2,000,000 per month and $20,000 per month if the Company generates gross revenue of $2,500,000 per month. The consultant shall also be granted 200,000 common shares per year for a period of five years.

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

(g) On August 1, 2019, the Company entered into a consulting agreement with the CEO of the Company, Ron Loudoun, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and whereby the Company granted the Consultant an option to acquire 250,000 common shares of the Company or 250,000 Options at 10% below market value at the date of grant upon execution of the consulting agreement for an additional 2 years.

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

(k) During the six months ended January 31, 2020, the Company agreed to issue 100,000 common shares to an Independent Director of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The shares were issued in February, 2020.

(l) During the six months ended January 31, 2020, the Company agreed to issue 250,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The shares were issued in February, 2020.

(m) During the six months ended January 31, 2020, the Company agreed to issue 250,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The shares were issued in February, 2020.

(n) On December 31, 2019, the Company granted to Triton Funds LP a common stock purchase warrant (the “Warrant”), exercisable for two (2) years, to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

There is currently no pending or threatened litigation.

11. Subsequent Events

As set forth in Note 4(b) above, on December 19, 2019, the Company entered into the SPA with Triton, pursuant to which the Company issued and sold to Triton the Note and the Warrant. On December 31, 2019, Triton paid an initial purchase price of $100,000 at the initial closing. The Company received net proceeds of $85,000 after paying fees of $15,000. The purchase price balance of $500,000 was to be paid upon a registration statement for the registration of the secondary offering and resale of the shares issuable upon conversion of the Note and exercise of the Warrant being declared effective by the Securities & Exchange Commission (the “SEC”). As of January 31, 2020, the Note was vested only as to an aggregate principal amount of $125,000, and the Warrant was vested only as to the right to purchase 41,667 shares. The remainder of the Note (as to an aggregate principal amount of $625,000) and the remainder of the Warrant (as to the right to purchase up to 203,333 shares) was to vest if, and only if, Triton pays the purchase price balance of $500,000. The original issue discount on the Note for the initial purchase price is $25,000, and the original issue discount for the Note, fully vested, is $150,000. The registration was declared effective by the SEC on February 11, 2020. Triton paid the purchase balance, and the Note and Warrant fully vested, on February 20, 2020.

On February 15, 2020, the Company agreed to issue an annual allocation of 100,000 common shares (or options to acquire same) to the Chief Financial Officer of the Company, of which 50,000 shares (or options) vested immediately and 50,000 shares (or options) vest at the end of the initial six month term, in exchange for consulting services.

On February 25, 2020, the Company issued 300,000 shares pursuant to certain consulting agreements executed in November, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in this section contains certain “forward-looking statements,” including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock. As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Green Hygienics Holdings Inc. and our subsidiaries, Coastal Labs NC LLC and Green Hygienics NC LLC, unless otherwise indicated.

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

Effective April 29, 2019, the Company entered into a definitive agreement with Coastal Labs, LLC to acquire all of the assets of Coastal Labs. The total consideration for the assets would be, at the Company’s election, $3,000,000 or a total of 2,000,000 shares of the Company’s common stock issuable over five years. In addition, the Company would enter into consulting agreements with each individual member of Coastal, or such entity as each respective member may designate, that sets forth ongoing compensation to each individual member of Coastal. The parties further agreed to form a new entity or arrange for the transfer of ownership of Coastal to a wholly-owned subsidiary of the Company to hold the acquired assets, to enter into an operating agreement that governs the operation of the assets, and to establish a board of directors for the subsidiary of up to 6 members, of whom 3, or half, whichever is greater, shall be nominees of Coastal. Further, the Company would assume all of Coastal’s contracts relating to sales and distribution of the products. The acquisition of the assets of Coastal Labs has not closed, and either party may terminate the agreement at any time.

In June, 2019, the Company formed two wholly owned subsidiaries, Coastal Labs NC LLC and Green Hygienics NC LLC for the purpose of registering as an industrial hemp processor and cultivator in the State of North Carolina pursuant to the North Carolina Industrial Hemp Pilot Program.

On June 10, 2019, the Company secured a multiyear purchase order for the sale of hemp to U.S. Tobacco De Mexico. Under the terms of the contract, the Company is required to deliver a total $56.4 million worth of hemp flower over a five-year period to US Tobacco De Mexico for use in the production of CBD hemp cigarettes. Since the issuance of the purchase order, the Company and US Tobacco De Mexico determined to renegotiate the purchase order due to several reasons, including production capacity and market price fluctuation. These negotiations are ongoing.

On June 14, 2019, the Company secured from the County of San Diego Department of Agriculture, Weights and Measures, a grower registration for industrial hemp cultivation.

On July 22, 2019, the Company secured licenses for the processing of hemp in the state of North Carolina. The licenses were granted to the Company’s newly formed subsidiary, Coastal Labs NC LLC, by the North Carolina Industrial Hemp Commission. The Company’s second subsidiary in the state is Green Hygienics NC LLC, which will be partnering for cultivation this year with the intention of meeting the earnings qualification to be licensed on its own for next year’s cultivation.

On August 26, 2019, the Company the completed the acquisition of 824 acres of land known as the Potrero Ranch Property, located near San Diego, California for a purchase price of $4 million. The Company will utilize the land and buildings for industrial hemp for CBD cultivation. The property includes over 400,000 square feet of outbuildings which are currently being converted into greenhouses. The Company entered into an agreement payable with the seller of the property for $2,750,000 for a portion of the purchase price. The terms of the agreement are monthly payments of interest only at the rate of 6% per annum. This debt is secured by a promissory note secured by a deed of trust on the real property. The maturity date of the debt is August 23, 2024. The Company also entered into an agreement payable for $1,760,000 with monthly payments of interest only at the rate of 15% per annum. This debt is also secured by a promissory note secured by a second charge on the deed of trust on the real property. The maturity date of this debt is August 15, 2024. To date, the Company has spent $184,342 in property and building improvements and has acquired over $300,000 worth of production equipment.

In October 2019, the Company entered into an agreement to purchase the real property located at 13795 Blaisdell Place, Poway, California 92064, which includes a building containing approximately 15,048 square feet of R&D space on a 0.95 acre lot, for $4,000,000, of which $2,000,000 is payable in cash or common stock of the Company, and of which $2,000,000 would be financed pursuant to a promissory note and secured by a deed of trust on the property. The Company has until April 2020 to obtain the necessary financing to consummate the transaction.

Results of Operations

Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

Revenues

We are currently in the product growing and production stages and anticipate producing revenue in the next six months. We have also generated $55,774 in revenue for the three months ended January 31, 2020 from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment.

Expenses

We incurred operating losses of $46,829,684 from date of incorporation June 12, 2008 to the period ended January 31, 2020. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Operating expenses for the three months ended January 31, 2020 increased to $1,743,549 compared to $35,763 for the three months ended January 31, 2019. This increase is primarily due to a material increase in business development costs but was also due to increases in consulting fees, supplies, subcontracts, payroll expenses, and general and administrative costs, all of which resulted from our commencement of cultivation operations.

We incurred $7,363 in amortization of debt discount due to our issuance and sale of (i) a convertible promissory note (the “Note”) in the aggregate principal amount of up to $750,000, due June 30, 2020, bearing interest at a rate of ten percent (10%) per annum and convertible into shares of the Company’s common stock at a conversion price of $2.50 per share and (ii) a common stock purchase warrant (the “Warrant”), exercisable for two (2) years, to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate purchase price of $600,000.

We incurred $152,565 in interest expenses due to debt financing during the three months ended January 31, 2020, which is an increase from $716 for the same period in 2019.

We recorded $21,114 of depreciation for the three months ended January 31, 2020.

We experienced a net loss of $1,868,817 during the three months ended January 31, 2020, as compared to a net loss of $36,479 for the three months ended January 31, 2019.

An analysis of our results of operations are as follows:

	Three Months Ended
	January 31, 2020 $	January 31, 2019 $	Change $

Revenue	55,774	-	$55,774

Expenses
Consulting fees	114,000	27,500	$86,500
Business development costs	1,214,292	-	2,441,884
Supplies	88,949	-	481,465
Sub contracts	52,389	-	120,678
Payroll expenses	179,986	-	338,717
General and administrative	93,933	8,263	85,670
Amortization of debt discount	7,363	-	7,363
Interest	152,565	716	151,849
Depreciation	21,114	-	34,464
Net loss for the period	(1,868,817)	(36,479)	(1,832,338)

Six Months Ended January 31, 2020 Compared to the Six Months Ended January 31, 2019

Revenues

We are currently in the product growing and production stages and anticipate producing revenue in the next six months. We have also generated $55,774 in revenue for the six months ended January 31, 2020 from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment.

Expenses

We incurred operating losses of $46,829,684 from date of incorporation June 12, 2008 to the period ended January 31, 2020. These losses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Operating expenses for the six months ended January 31, 2020 increased to $3,753,699 compared to $65,172 for the six months ended January 31, 2019. This increase is primarily due to a material increase in business development costs but was also due to increases in consulting fees, supplies, subcontracts, payroll expenses, and general and administrative costs, all of which resulted from our commencement of cultivation operations.

We incurred $7,363 in amortization of debt discount due to our issuance and sale of (i) a convertible promissory note (the “Note”) in the aggregate principal amount of up to $750,000, due June 30, 2020, bearing interest at a rate of ten percent (10%) per annum and convertible into shares of the Company’s common stock at a conversion price of $2.50 per share and (ii) a common stock purchase warrant (the “Warrant”), exercisable for two (2) years, to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate purchase price of $600,000.

We incurred $268,016 in interest expenses due to debt financing during the six months ended January 31, 2020, which is an increase from $1,432 for the same period in 2019.

We recorded $34,464 of depreciation for the six months ended January 31, 2020.

We experienced a net loss of $4,063,542 during the six months ended January 31, 2020, as compared to a net loss of $66,604 for the six months ended January 31, 2019.

An analysis of our results of operations are as follows:

	Six Months Ended
	January 31, 2020 $	January 31, 2019 $	Change $

Revenue	55,774	-	$55,774

Expenses
Consulting fees	278,396	55,000	$223,396
Business development costs	2,441,884	-	2,441,884
Supplies	481,465	-	481,465
Sub contracts	120,678	-	120,678
Payroll expenses	338,717	-	338,717
General and administrative	148,333	10,172	138,161
Amortization of debt discount	7,363	-	7,363
Interest	268,016	1,432	266,584
Depreciation	34,464	-	34,464
Net loss for the period	(4,063,542)	(66,604)	(3,996,938)

Balance Sheet

Our total assets increased to $5,099,046 as of January 31, 2020, from $554,841 as of July 31, 2019. This increase resulted primarily from our acquisition of the 824-acre Potrero Ranch Property near San Diego, California for a total purchase price of $4,000,000.

In 2019, our auditors issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues to date. The following table provides selected financial data about our Company as of January 31, 2020 and July 31, 2019.

Balance Sheet Data:

	January 31, 2020 $	July 31, 2019 $

Cash and prepaid expenses	67,943	3,253
Inventory	306,450	306,450
Deposits	-	100,000
Fixed assets	4,724,653	145,138
Total assets	5,099,046	554,841
Total liabilities	7,240,961	1,194,836
Stockholders’ equity (deficit)	(2,141,915)	(639,995)

Liquidity and Capital Resources

As of January 31, 2020, our current assets were $374,393, comprised of $52,943 in cash, $15,000 in prepaid expenses, and $306,450 in inventory. This is an increase in current assets from $309,703 as of July 31, 2019. Our working capital deficit as of January 31, 2020 was $2,224,249, compared to a working capital deficit of $885,133 as of July 31, 2019.

Working Capital

	January 31, 2020 $	July 31, 2019 $

Current Assets	374,393	309,703
Current Liabilities	2,598,642	1,194,836
Working Capital (Deficit)	(2,224,249)	(885,133)

During the six months ended January 31, 2020, we used $1,256,398 of cash for operating activities compared to generating $73 in the six months ended January 31, 2019.

During the six months ended January 31, 2020, we used $118,586 of cash for investing activities compared to none in the six months ended January 31, 2019.

During the six months ended January 31, 2020, we generated $1,424,674 of cash from financing activities compared to none in the six months ended January 31, 2019.

Cash Flows

	Six Months Ended January 31, 2020 $	Six Months Ended January 31, 2019 $

Net cash provided by (used in) operating activities	(1,256,398)	73
Net cash used in investing activities	(118,586)	-
Net cash provided by financing activities	1,424,674	-
Net change in cash	42,690	73

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

We estimate that our expenses over the next 12 months will be approximately $600,000, comprised of $120,000 in business development costs and $480,000 in general and administrative expenses. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

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

Effective December 19, 2019, we entered into a securities purchase agreement dated as of December 19, 2019 (the “SPA”) with Triton Funds, LP, an accredited investor (the “Buyer”), pursuant to which the Company issued and sold to the Buyer (i) a convertible promissory note (the “Note”) in the aggregate principal amount of up to $750,000, due June 30, 2020, bearing interest at a rate of ten percent (10%) per annum and convertible into shares of the Company’s common stock at a conversion price of $2.50 per share and (ii) a common stock purchase warrant (the “Warrant”), exercisable for two (2) years, to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate purchase price of $600,000.

On December 31, 2019, the Buyer paid an initial purchase price of $100,000 at the initial closing. The purchase price balance of $500,000 will be paid upon a registration statement for the registration of the secondary offering and resale of the shares issuable upon conversion of the Note and exercise of the Warrant being declared effective by the Securities & Exchange Commission (the “SEC”). The Note is currently vested only as to an aggregate principal amount of $125,000, and the Warrant is currently vested only as to the right to purchase 41,667 shares. The remainder of the Note (as to an aggregate principal amount of $625,000) and the remainder of the Warrant (as to the right to purchase up to 203,333 shares) shall vest if, and only if, Triton pays the purchase price balance of $500,000. The original issue discount on the Note for the initial purchase price is $25,000, and the original issue discount for the Note, fully vested, is $150,000.

The Note can be prepaid at any time by paying 110% of the then outstanding principal, interest, default interest (if any), and any other amounts then due under the Note. The Note is initially convertible at a price per share equal to $2.50 (the “Fixed Conversion Price”); provided, however, that during the continuance of an event of default under the Note, the conversion price shall be equal to 75% of the lowest trading price of the Company’s common stock during the 30 trading days prior to conversion.

Concurrently therewith, we entered into a registration rights agreement with the Buyer, pursuant to which we agreed to file a registration statement with the SEC for the registration of the secondary offering and resale of the shares issuable upon conversion of the Note and exercise of the Warrant and to have the registration statement declared effective by the SEC at the earliest possible date. The registration was declared effective by the SEC on February 11, 2020. The Buyer paid the purchase balance, and the Note and Warrant fully vested, on February 20, 2020.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately an additional $120,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting, and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2020, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2020, the Company issued 250,000 common shares to the CEO of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the six months ended January 31, 2020, the Company issued 50,000 common shares to the Chief Agricultural Operations Manager of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the six months ended January 31, 2020, the Company issued 200,000 common shares to the Chief Project Manager of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the six months ended January 31, 2020, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the six months ended January 31, 2020, the Company issued 300,000 common shares to non-related parties in exchange for consulting services. The issuances were exempt under Section 4(a)(2) of the Securities Act.

During the six months ended January 31, 2020, the Company agreed to issue 100,000 common shares to an independent director of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the six months ended January 31, 2020, the Company agreed to issue 250,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the six months ended January 31, 2020, the Company agreed to issue 250,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

Departure of Principal Officers

Effective February 15, 2020, Ron Loudoun resigned as our Chief Financial Officer. Mr. Loudoun will continue to serve as our President and Chief Executive Officer.

Appointment of Principal Officers

Effective February 15, 2020, our board of directors appointed Todd Mueller as our Chief Financial Officer. On February 15, 2020, we entered into a consulting agreement with Mr. Mueller. The agreement is for an initial term ending on August 15, 2020 and provides for no annual base salary during the term of the agreement. Mr. Mueller shall receive an annual allocation of 100,000 shares of our common stock (or options to acquire same), of which 50,000 shares (or options) vested immediately and 50,000 shares (or options) vest at the end of the initial term. Future allocations of shares will be determined by the compensation committee of the board of directors or, if none, the entire board of directors. In addition, Mr. Mueller is eligible to receive bonuses of at the discretion of the compensation committee of the board of directors or, if none, the entire board of directors. The agreement also provides for reimbursement for all reasonable travel and other out-of-pocket expenses incidental to his services, provided, however, that the Company has the right to pre-approve any expense that may reasonably be expected to exceed $1,000.

Todd Mueller, 58, has served as our Chief Financial Officer since February 15, 2020. Prior to joining Green Hygienics, Mr. Mueller has served as a fractional executive officer for his clientele for the past 16 years. During that time as a fractional executive officer, he accepted the Chief Financial Officer position with LifeMed Alaska, a medevac company held by two independent hospital systems from 2013 to 2015. LifeMed was previously a client of Mr. Mueller’s services. Prior to providing fractional services, Todd was Chief Financial Officer for USA Capital, LLC, a privately held equipment leasing company from 1998 to 2003. Mr. Mueller was the Corporate Controller for Asset Investors Corporation, a NYSE publicly held real estate investment trust from 1990 to 1997 and Director of Finance for Skyworld Airlines, a NASDAQ publicly held charter airline and travel club from 1987 to 1989. He worked for two nationally and internationally ranked CPA firms auditing both private and publicly held companies upon graduating from Wartburg College and earned a BA in Accounting and Business Management in 1983.

Item 6. Exhibits

Exhibit Number	Description

2.1

Definitive Agreement dated April 29, 2019 by and among between Coastal Labs, LLC and Green Hygienics Holdings Inc., incorporated by reference to our Registration Statement on Form S-1 filed on January 31, 2020 (File No. 333-236212).

3.1

Articles of Incorporation of Silver Bay Resources, Inc. (now known as Green Hygienics Holdings Inc.), incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008 (File No. 333-153510).

3.2

Certificate of Amendment of Silver Bay Resources, Inc. (now known as Green Hygienics Holdings Inc.), incorporated by reference to our Current Report on Form 8-K filed on July 1, 2010 (File No. 333-153510).

3.3	Articles of Merger dated June 1, 2012 between of Green Hygienics Holdings Inc. and Takedown Entertainment, Inc., incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012.
3.4	Certificate of Change Pursuant to NRS 78.209, incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012.
3.5	Certificate of Amendment of Green Hygienics Holdings Inc., incorporated by reference to our Current Report on Form 8-K filed on February 21, 2013.
3.6	Bylaws, incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008 (File No. 333-153510).
4.1	10% Convertible Promissory Note dated December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.
4.2	Common Stock Purchase Warrant dated December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.
10.1

Securities Purchase Agreement by and between Green Hygienics Holdings, Inc. and Triton Funds LP dated as of December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.

10.2

Registration Rights Agreement by and between Green Hygienics Holdings, Inc. and Triton Funds LP dated as of December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.

10.3	Amending Agreement by and between Green Hygienics Holdings, Inc. and Triton Funds LP dated as of January 8, 2020, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.
10.4

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated March 11, 2019 by and between Alita Capital, Inc. or Assignee, and Kreutzkamp Trust, incorporated by reference to our Current Report on Form 8-K filed on August 29, 2019.

10.5	Promissory Note Secured by Deed of Trust dated August 23, 2019, incorporated by reference to our Registration Statement on Form S-1 filed on January 31, 2020 (File No. 333-236212).
10.6	Secured Promissory Note dated August 15, 2019, incorporated by reference to our Registration Statement on Form S-1 filed on January 31, 2020 (File No. 333-236212).
10.7

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated October 18, 2019 by and between Green Hygienics Holdings, Inc. or Assignee, and Dos Molson LLC and Pat Reid, incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019.

10.8

Consulting Agreement dated August 1, 2019 between Ronald Loudoun and Green Hygienics Holdings Inc. , incorporated by reference to our Registration Statement on Form S-1 filed on January 31, 2020 (File No. 333-236212).

10.9	2011 Stock Plan, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011.
10.10*	Consulting Agreement dated February 15, 2020 between Todd Mueller and Green Hygienics Holdings, Inc.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC. (Registrant)

Date: March 16, 2020	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: March 16, 2020	/s/ Todd Mueller
Todd Mueller
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

