Form 10-Q
period 2020-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2020-06-15
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 38,496,205 common shares issued and outstanding as of June 2, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year.

GREEN HYGIENICS HOLDINGS INC.

Consolidated Financial Statements

April 30, 2020

(Expressed in U.S. dollars)

(unaudited)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	April 30, 2020 $	July 31, 2019 $
	(unaudited)
ASSETS

Current Assets
Cash	228,237	767
Trust funds	-	2,486
Inventory	-	306,450
Total Current Assets	228,237	309,703

Deposits	-	100,000
Fixed Assets (Note 3)	4,749,617	145,138

Total Assets	4,977,854	554,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	683,074	201,178
Accounts payable – related parties	294,583	57,500
Accrued interest payable	21,750	510
Deferred revenue	15,973	-
Defaulted loan payable (Note 4a)	24,989	155,250
Discounted convertible note payable (Note 4c)	221,712	-
SBA loan payable (Note 4b)	444,850	-
Current portion of long-term debt	39,897	-
Due to related parties (Note 8)	1,864,637	780,398
Total Current Liabilities	3,611,465	1,194,836

Long Term Liabilities
Agreement payable (less current portion) (Note 5)	119,310	-
Mortgage payable (Note 6)	2,750,000	-
Second Mortgage payable (Note 7)	1,760,000	-
Total Long-Term Liabilities	4,629,310	-

Total Current and Long-Term Liabilities	8,240,775	1,194,836

Nature of operations and continuance of business (Note 1 and 2)
Commitments (Note 10)
Subsequent events (Note 11)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value 37,949,502 and 36,657,835 shares issued and outstanding	37,949	36,658
Stock payable	600,000	-
Additional paid-in capital	44,482,731	42,089,489
Deficit	(48,383,601)	(42,766,142)
Total Stockholder’s Deficit	(3,262,921)	(639,995)

Total Liabilities and Stockholder’s Deficit	4,977,854	554,841

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended April 30, 2020 $	Three Months Ended April 30, 2019 $	Nine Months Ended April 30, 2020 $	Nine Months Ended April 30, 2019 $

Rental Revenue	52,800	-	108,574	-

Expenses
Consulting fees (Note 4)	112,000	45,000	390,396	100,000
Business development costs	30,000	-	2,471,884	-
Supplies	112,685	-	594,150	-
Sub contracts	18,021	-	138,699	-
Payroll expenses	231,897	-	570,614	-
Inventory impairment expense	306,450	-	306,450	-
General and administrative	264,478	2,096	412,811	12,268

Total Expenses	1,075,531	47,096	4,885,004	112,268

Loss Before Other Income (Expense)	(1,022,731)	(47,096)	(4,776,430)	(112,268)

Other Income (Expense)
Depreciation	(21,459)	-	(55,923)	-
Interest expense	(509,727)	(716)	(785,106)	(2,148)

Net Income (Loss)	(1,553,917)	(47,812)	(5,617,459)	(114,416)

Net Earnings (Loss) Per Share, Basic and Diluted	(0.04)	(0.00)	(0.15)	(0.00)

Weighted Average Shares Outstanding	37,534,687	34,707,835	37,496,856	34,707,835

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended April 30, 2020 $	Nine Months Ended April 30, 2019 $
Operating Activities
Net loss	(5,617,459)	(114,416)
Imputed interest	94,834	-
Inventory impairment	306,450	-
Depreciation expense	55,923	-
Amortization of discount on note payable	365,412	-
Share based compensation	2,421,000	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accrued interest payable	21,240	-
Accounts payable and accrued liabilities	435,473	48,013
Accounts payable - related party	237,083	-
Deferred revenue	15,973	-
Due to related parties	-	66,459
Net Cash Provided By (Used In) Operating Activities	(1,664,071)	56

Investing Activities
Cash paid for purchase of fixed assets	(118,586)	-
Net Cash Provided by (Used In) Investing Activities	(118,586)	-

Financing Activities
Proceeds from Discounted Note Payable	585,000	-
Payments on Discounted Note Payable	(250,000)	-
Proceeds from notes payable	297,638	-
Proceeds from SBA Loan Payable	444,850
Principle payments on Agreement Payable	(23,825)	-
Principle payments on Defaulted Loan Payable	(130,261)
Advances from related parties	1,084,239	-
Net Cash Provided by Financing Activities	2,007,641	-

Increase in cash	224,984	56

Cash and trust funds, Beginning of Period	3,253	132

Cash and trust funds, End of Period	228,237	188

Supplemental Disclosures:
Interest paid	397,944	–
Income taxes paid	–	–
Non-Cash Transactions
Equipment financed through debt	183,031	-
Land acquired through debt	2,750,000	-
Deposit on acquisition of property	100,000	--
Shares issued for conversion of debt	50,000	-
Equipment purchased on accounts payable	46,423
Loan payable transferred to related party	-	18,750
Discount on warrants	428,700	-

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional Paid-In	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
		$	$		$	$
Balance, July 31, 2018	34,707,835	34,708	40,544,980	-	(40,922,248)	(342,560)

Imputed interest			22,009			22,009

Shares issued for services	1,950,000	1,950	1,522,500			1,522,500

Net loss					(1,843,894)	(1,843,894)

Balance, July 31, 2019	36,657,835	36,658	42,089,489	-	(42,766,142)	(639,995)

Imputed interest			94,834			94,834

Discount on warrants			428,700			428,700

Shares issued for services	1,125,000	1,125	1,819,875			1,821,000

Shares to be issued for services				600,000		600,000

Shares issued for debt conversion	166,667	167	49,833			50,000

Net loss					(5,617,459)	(5,617,459)

Balance, April 30, 2020	37,949,502	37,950	44,482,731	600,000	(48,383,601)	(3,262,921)

(The accompanying notes are an integral part of these Consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

April 30, 2020

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

The Company created Coastal labs and Green Hygienics near the end of July. There was no accounting activity prior to April 30, 2020. The Company’s policy is to consolidate all entities which we control and or own more than 51% of the voting stock. These entities are expected to have accounting activity during subsequent periods and will be consolidated accordingly.

On August 26, 2019, the Company completed the acquisition of the 824-acre Potrero Ranch Property near San Diego, California for a total purchase price of $4,510,000. The Company will utilize the land for industrial hemp for CBD cultivation. The property includes over 400,000 square feet of outbuildings which are currently being converted into greenhouses.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $108,574 since 2013. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2020, the Company has a working capital deficiency of $3,383,228 and has an accumulated deficit of $48,383,601 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(e) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. In the current quarter the inventory was fully impaired due to unfavorable weather conditions. In the early growing stages the plants were severely damaged by a sand storm and could not be salvaged.

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

(l) Revenue

Pursuant to ASC 606, Revenue from contracts with customers. As of the date of this report, the Company has not recognized any revenue related to the hemp production business. The only revenue recognized to date is the land use rental income from San Diego Gas and Electric Company in the amount of $108,574. The term of the rental agreement is in effect until December 2020 with a monthly payment of $17,000.

(m) Leases

Pursuant to ASC 842, transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. As of the date of this report, the Company has no material transactions to report.

2. Significant Accounting Policies (continued)

(n) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2020, the Company does not have any potentially dilutive shares.

(o) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(p) Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the nine months ended April 30, 2020 the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2019 $	Additions $	Accumulated Depreciation $	Balance at April 30, 2020 $

Production equipment	5 years	46,379	313,530	(45,733)	314,176
Furniture and office equipment	5 years	8,102	-	(1,218)	6,884
Buildings and improvements	15 years	90,657	134,510	(8,972)	216,195
Land		-	4,212,362	-	4,212,362
		145,138	4,660,402	(55,923)	4,749,617

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

4. Loans Payable

(a)	As of April 30, 2020, the Company owes $24,989 (2019 - $nil) plus accrued interest of $301 (2018 - $nil) to a non-related party, which bears interest at the rate of 10% per annum, is unsecured and was due and payable on or before December 19, 2019. This loan payable is in default, and the Company is currently in negotiations to extend the maturity date.

(b)	On April 30, 2020 the Company received loan proceeds in the amount of $444,850 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

(c)

As of April 30, 2020, the Company owes $221,712 (2019 - $nil) to a non-related party. On December 19, 2019, the Company entered into an securities purchase agreement, which was amended on January 8, 2020 (collectively, the “SPA”) with Triton Funds, LP, an accredited investor (“Triton”), pursuant to which the Company issued and sold to Triton (i) a discounted convertible promissory note (the “Note”) in the aggregate principal amount of up to $750,000, due June 30, 2020, bearing interest at a rate of ten percent (10%) per annum and convertible into shares of the Company’s common stock at a conversion price of $2.50 per share and (ii) a common stock purchase warrant (the “Warrant”), exercisable for two (2) years, to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate purchase price of $600,000. If not exercised, the Warrant will expire at 5:00 pm EST on December 31, 2021. The Note can be prepaid at any time by paying 110% of the then outstanding principal, interest, default interest (if any), and any other amounts then due under the Note. The Note is initially convertible at a price per share equal to $2.50 (the “Fixed Conversion Price”); provided, however, that during the continuance of an event of default under the Note, the conversion price shall be equal to 75% of the lowest trading price of the Company’s common stock during the 30 trading days prior to conversion.

On December 31, 2019, Triton paid an initial purchase price of $100,000 at the initial closing. The Company received net proceeds of $85,000 after paying fees of $15,000. On February 20, 2020, Triton paid the purchase price balance of $500,000, at which point, the Note was payable in the aggregate principal amount of $750,000 and the Warrant was exercisable as to the right to purchase 250,000 shares. The original issue discount on the Note is a total of $150,000.

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

On March 31, 2020, the Company and Triton entered into a Modification Agreement, pursuant to which (i) the Company paid $250,000 of the principal amount of the Note, bringing the principal balance of the Note to $500,000, (ii) the maturity date of the Note was extended to August 20, 2020, (iii) the conversion price of the Note was established as 75% of the lowest trading price of the Company’s common stock during the 30 trading days prior to conversion, and (iv) the minimum volume weighted price requirement of the Note was deleted. As of April 30, 2020, Triton had converted $50,000 of the debt into 166,667 shares which were converted within the terms of the Note.

The warrant discount is $166,727 as of April 30, 2020. The Warrants was valued using a Black Scholes model which created a discount of the full value of cash received, bringing the full discount on the note to $428,700, which is to be amortized over the term of the Note. Through April 30, 2020, $261,973 of the discount was amortized, bringing the balance of the note to $221,712.

Warrants

During the nine months ended April 30, 2020, the Company entered into warrant agreement in conjunction with the note issued by Triton Funds, LP.  The warrant provided the right to purchase 250,000 shares of the Company’s common stock at $3 per share exercise.  As of the nine months end April 30, 2020 and the year ended July 31, 2019, there were 250,000 and zero warrants outstanding, respectively.

The fair value of the warrants granted for the nine months ended April 30, 2020 were determined using Black Scholes method with the following assumptions:

Nine months ended April 30, 2020
Risk free interest of 1.62%
Stock volatility	338%
Weighted average expected warrant life in years	2
Expected dividend yield	0.00%

	Nine months ended April 30, 2020		Year ended July 31, 2019
	Warrants	Weighted average exercise price	Warrants	Weighted average exercise price

Outstanding-beginning of the year	0	$0	0	$0
Issued	250,000	$3	0	$0
Exercised	0	$0	0	$0
Forfeited	0	$0	0	$0
Outstanding at respective periods	250,000	$3	0	$0

Exercisable at each respective period	250,000	$3	0	0

Weighted average fair value of warrants granted during the year		$750,000

Warrant expense for the nine months ended April 30, 2020 and for the year ended July 31, 2019 were $428,700 and $0.

The weighted average remaining contractual life of the warrants outstanding as of April 30, 2020 was as follows:

Exercise price	Number of warrants outstanding	Weighted Average remaining contractual life (years)
$3.00	250,000	1.64

5. Agreement Payable

As of April 30, 2020, the Company owes $159,207 (2018 - $nil) to a non-related party and requires monthly payments of $4,290.40 including interest at the rate of 5.66% per annum for a period of 48 months commencing November 1, 2019. The loan is secured by a collateral charge on production equipment.

6. Mortgage Payable

As of April 30, 2020, the Company owes $2,750,000 (2018 - $nil) to a non-related party, with monthly payments of interest only at the rate of 6% per annum. The debt is secured by a Promissory Note secured by a Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 23, 2024.

7. Second Mortgage Payable

As of April 30, 2020, the Company owes $1,760,000 (2018 - $nil) to a non-related party, with monthly payments of interest only at the rate of 15% per annum. The debt is secured by a Promissory Note secured by a second charge on the Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 15, 2024.

8. Related Party Transactions

(a) As of April 30, 2020, the Company owes $56,824 (July 31, 2019 - $56,824) to a company controlled by the CEO of the Company. The debt bears interest at 5% per annum, is unsecured, and is due on demand. As of April 30, 2020, accrued interest of $16,973 (July 31, 2019 - $14,825) has been included in amounts due to related parties.

(b) As of April 30, 2020, the Company owes $1,807,813 (July 31, 2019 - $696,074) to a company controlled by the CEO of the Company. The debt includes funds advanced to the Company for business development purposes, is non-interest bearing, unsecured, and due on demand.

(c) As of April 30, 2020, the Company owes $67,500 (July 31, 2019 - $nil) to the CEO of the Company for accrued consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(d) As of April 30, 2020, the Company owes $35,000 (July 31, 2019 - $27,500) to a former director of the Company for accrued consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(e) As of April 30, 2020, the Company owes $67,500 (July 31, 2019 - $15,000) to the CEO of a subsidiary of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(f) As of April 30, 2020, the Company owes $67,500 (July 31, 2019 - $15,000) to the President of a subsidiary of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(g) As of April 30, 2020, the Company owes $10,000 (July 31, 2019 - $nil) to the CTO of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(h) As of April 30, 2020, the Company owes $43,833 (July 31, 2019 - $nil) to the Chief Agricultural Operations Manager of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(i) As of April 30, 2020, the Company owes $3,250 (July 31, 2019 - $nil) to the Chief Financial Officer of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in accounts payable.

(j) During the nine months ended April 30, 2020, the Company incurred $67,500 (2019 - $nil) in consulting fees to the CEO of the Company.

(k) During the nine months ended April 30, 2020, the Company incurred $22,500 (2019 - $7,500) in consulting fees to the CTO of the Company.

(l) During the nine months ended April 30, 2020, the Company incurred $7,500 (2019 - $7,500) in consulting fees to a former VP and former Director of the Company.

(m) During the nine months ended April 30, 2020, the Company incurred $67,500 (2019 - $nil) in consulting fees to the President of a subsidiary of the Company.

(n) During the nine months ended April 30, 2020, the Company incurred $67,500 (2019 - $nil) in consulting fees to the CEO of a subsidiary of the Company.

(o) During the nine months ended April 30, 2020, the Company incurred $7,500 (2019 - $nil) in consulting fees to the CFO of the Company.

(p) Imputed interest of $94,833 for the nine months ended April 30, 2020 and $22,009 for the year ended July 31, 2019 has been recorded for the above related party debts.

9. Share Issuances

(a) During the nine months ended April 30, 2020, the Company issued 250,000 common shares to the CEO of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(b) During the nine months ended April 30, 2020, the Company issued 50,000 common shares to the Chief Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(c) During the nine months ended April 30, 2020, the Company issued 200,000 common shares to the Chief Project Manager of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(d) During the nine months ended April 30, 2020, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(e) During the nine months ended April 30, 2020, the Company issued 300,000 common shares to non-related parties in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(f) During the nine months ended April 30, 2020, the Company agreed to issue 100,000 common shares to an Independent Director of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 50,000 of the shares on April 20, 2020.

(g) During the nine months ended April 30, 2020, the Company agreed to issue 250,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 125,000 of the shares on April 20, 2020.

(h) During the nine months ended April 30, 2020, the Company agreed to issue 250,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 125,000 of the shares on April 20, 2020.

(i) During the nine months ended April 30, 2020, the Company issued 166,667 common shares to Triton Funds Inc. in exchange for debt. The shares were valued based on OTC’s closing trade price on the date of the agreement.

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

(b) On April 1, 2019, the Company entered into a consulting agreement with the Chief Development Officer of the Company, Hamid Rowshan, whereby the Company agreed to pay a to be negotiated consulting fee for an initial period of three months, which can be extended to five years upon mutual agreement. As of April 30, 2020, the Company had issued 500,000 common shares but does notexpect to issue any common shares in the future due to failure to meet conditions of the consulting agreement.

(c) On April 1, 2019, the Company entered into a consulting agreement with the Business Development Officer of the Company, Paymon Omidi, whereby the Company agreed to pay a to be negotiated consulting fee for an initial period of three months, which can be extended to five years upon mutual agreement. As of April 30, 2020, the Company had issued 500,000 common shares but does notexpect to issue any common shares in the future due to failure to meet conditions of the consulting agreement.

(d) On April 1, 2019, the Company entered into a consulting agreement with the Head of Research and Development of a subsidiary of the Company, Kiarash Mirkia. Pursuant to the terms of the agreement, the Company issued the consultant 50,000 common shares upon execution of the agreement. As of April 30, 2020, the Company had issued 50,000 common shares but does notexpect to issue any common shares in the future due to failure to meet conditions of the consulting agreement.

(e) On June 1, 2019, the Company entered into a consulting agreement with the CEO of a subsidiary of the Company, Kavan Thanasith, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of five years. The monthly fee will increase to: $10,000 per month if the Company generates gross revenue of $1,000,000 per month; $12,500 per month if the Company generates gross revenue of $1,500,000 per month; $15,000 per month if the Company generates gross revenue of $2,000,000 per month and $20,000 per month if the Company generates gross revenue of $2,500,000 per month. The consultant shall also be granted 200,000 common shares per year for a period of five years. As of April 30, 2020, the Company had issued 200,000common shares but does notexpect to issue any common shares in the future due to failure to meet conditions of the consulting agreement.

(f) On June 1, 2019, the Company entered into a consulting agreement with the President of a subsidiary of the Company, Travis Chrisman, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of five years. The monthly fee will increase to: $10,000 per month if the Company generates gross revenue of $1,000,000 per month; $12,500 per month if the Company generates gross revenue of $1,500,000 per month; $15,000 per month if the Company generates gross revenue of $2,000,000 per month and $20,000 per month if the Company generates gross revenue of $2,500,000 per month. The consultant shall also be granted 200,000 common shares per year for a period of five years. As of April 30, 2020, the Company had issued 200,000 common shares but does not expect to issue any common shares in the future due to failure to meet conditions of the consulting agreement.

(g) On August 1, 2019, the Company entered into a consulting agreement with the CEO of the Company, Ron Loudoun, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and whereby the Company granted the Consultant an option to acquire 250,000 common shares of the Company or 250,000 Options at 10% below market value at the date of grant upon execution of the consulting agreement for an additional 2 years. On August 1, 2019, the Company issued 250,000 common shares to the Consultant at a value of $1.48 per share.

(h) On August 1, 2019, the Company entered into a consulting agreement with the Chief Agricultural Operations Manager, Anthony Curci, whereby the Company agreed to pay a signing bonus of $6,000 and a consulting fee of $6,000 per month for a period of nine months. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement. The Company also granted the Consultant an option to acquire 25,000 common shares of the Company or 25,000 Options at 10% below market value at the date of grant upon execution of the consulting agreement. On August 1, 2019, the Company issued 50,000 common shares to the Consultant at a value of $1.48 per share but does not expect to issue any additional common shares in the future due to failure to meet conditions of the consulting agreement.

(i) On August 1, 2019, the Company entered into a consulting agreement with the Chief Project Manager, Greg Stinson, whereby the Company agreed to pay a signing bonus of $15,000 and a consulting fee of $7,500 per month for a period of five years. The Company also granted the Consultant an option to acquire 100,000 common shares of the Company or 100,000 Options priced at $0.50 per share upon execution of the consulting agreement and an additional 100,000 common shares or Options priced at 10% below market value at the date of grant nine months after the execution of the agreement. On August 31, 2019, the Company issued 200,000 common shares to the Consultant at a value of $1.48 per share. As of April 30, 2020, the Company has fulfilled all current obligations under the consulting contract and have been reflected in the Condensed Consolidated Financial Statements.

(j) On August 1, 2019, the Company entered into a consulting agreement with the Assistant Agricultural Operations Manager, Carol Snyder, whereby the Company agreed to pay a signing bonus of $4,000 and a consulting fee of $2,000 per month for a period of nine months. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement. The Company also granted the Consultant an option to acquire 25,000 common shares of the Company or Options at $0.50 per share upon execution of the consulting agreement and an additional 25,000 common shares or Options at 10% below market value at the date of grant nine months after the execution of the agreement. On August 31, 2019, the Company issued 25,000 common shares to the Consultant at a value of $1.48 per share. As of April 30, 2020, the Company has fulfilled all current obligations under the consulting contract and have been reflected in the Condensed Consolidated Financial Statements.

(k) On February 15, 2020, the Company entered into a consulting agreement with the Chief Financial Officer of the Company, whereby the Company agreed to pay a consulting fee of $7,500 per month and whereby the Company granted the consultant an option to receive 100,000 common shares for services rendered broken down into two allotment of 50,000 shares, the first at the execution of the agreement and the second six months after the execution of the agreement. These initial shares will be issued in June 2020 at market value of $.50 per share. The Company has the option to extend the consulting agreement for an additional 2 years. As of April 30, 2020, no compensation for the common shares has been recognized under this consulting agreement.

(l) On November 15, 2019, the Company entered into a consulting agreement with the Chief Operations Officer, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and, in addition whereby the Company agreed to pay a consulting fee whereby the Company granted the consultant to receive 200,000 common shares for services rendered broken down into two allotment of 100,000 shares, the first at the execution of the agreement and the second six months after the execution of the agreement. These initial shares will be issued in June 2020 at market value of $.50 per share. The Company has the option to extend the consulting agreement for an additional 2 years. As of April 30, 2020, no compensation for the common shares has been recognized under this consulting agreement.

(m) On April 1, 2020, the Company entered into a consulting agreement with the Compliance Officer, whereby the Company agreed to pay a consulting fee of $6,000 per month for a period of three years and, in addition whereby the Company agreed to pay a consulting fee whereby the Company granted the consultant to receive 35,000 common shares for services rendered after the execution of the agreement. These common shares will be issued in June 2020 at market value of $.50 per share. The Company has the option to extend the consulting agreement for an additional 2 years. As of April 30, 2020, no compensation for the common shares has been recognized under this consulting agreement.

(n) On March 15, 2020, the Company entered into a consulting agreement with the Director of Grow Operations, whereby the Company agreed to pay a consulting fee of $6,000 per month for a period of three years and, in addition whereby the Company agreed to pay a consulting fee whereby the Company granted the consultant to receive 25,000 common shares for services rendered broken down into two allotment of 12,500 shares, the first at the execution of the agreement and the second six months after the execution of the agreement. These initial shares will be issued in June 2020 at market value of $.50 per share. The Company has the option to extend the consulting agreement for an additional 2 years. As of April 30, 2020, no compensation for the common shares has been recognized under this consulting agreement.

(o) During the nine months ended April 30, 2020, the Company agreed to issue 50,000 common shares to an Independent Director of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(p) During the nine months ended April 30, 2020, the Company agreed to issue 125,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

(q) During the nine months ended April 30, 2020, the Company agreed to issue 125,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement.

11. Subsequent Events

On May 8, 2020, the Company issued 214,286 common shares to Triton Funds LP upon partial conversion of the Note at the conversion price then in effect.

On May 22, 2020, the Company issued 178,571 common shares to Triton Funds LP upon partial conversion of the Note at the conversion price then in effect.

On June 8, 2020, the Company issued 153,846 common shares to Triton Funds LP upon partial conversion of the Note at the conversion price then in effect.

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

Results of Operations

Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

Revenues

We are currently in the product growing and production stages and anticipate producing revenue in the next six months. We have also generated $52,800 in revenue for the three months ended April 30, 2020 from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment.

Expenses

Operating expenses for the three months ended April 30, 2020 increased to $1,075,531 compared to $47,096 for the three months ended April 30, 2019. This increase is primarily due to a material increase in business development costs, consulting fees, supplies, subcontracts, payroll expenses and general and administrative costs, all of which resulted from our commencement of cultivation operations.

We incurred a total of $509,727 in interest expenses due to debt financing during the three months ended April 30, 2020, which is an increase from $716 for the same period in 2019. The debt financing costs include $151,678 in interest expense and $358,049 in debt discount costs.

We recorded $21,459 of depreciation for the three months ended April 30, 2020.

We experienced a net loss of $1,553,917 during the three months ended April 30, 2020, as compared to a net loss of $47,812 for the three months ended April 30, 2019.

An analysis of our results of operations are as follows:

	Three Months Ended
	April 30, 2020 $	April 30, 2019 $	Change $

Rental Revenue	52,800	-	$52,800

Expenses
Consulting fees	112,000	45,000	$67,000
Business development costs	30,000	-	30,000
Supplies	112,685	-	112,685
Sub contracts	18,021	-	18,021
Payroll expenses	231,897	-	231,897
Inventory impairment expense	306,450	-	306,450
General and administrative	264,478	2,096	262,382
Interest	509,727	716	509,011
Depreciation	21,459	-	21,459
Net loss for the period	(1,553,917)	(47,812)	(1,506,105)

Nine months Ended April 30, 2020 Compared to the Nine months Ended April 30, 2019

Revenues

We are currently in the product growing and production stages and anticipate producing revenue in the next six months. We have also generated $108,574 in revenue for the nine months ended April 30, 2020 from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment.

Expenses

We incurred operating losses of $48,383,601 from date of incorporation June 12, 2008 to the period ended April 30, 2020. These losses consisted of consulting fees, business development costs, inventory impairment, supplies, wages and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Operating expenses for the nine months ended April 30, 2020 increased to $4,885,004 compared to $112,268 for the nine months ended April 30, 2019. This increase is primarily due to a material increase in business development costs but was also due to increases in consulting fees, supplies, subcontracts, payroll expenses, and general and administrative costs, all of which resulted from our commencement of cultivation operations.

We incurred a total of $785,096 in interest expenses due to debt financing during the three months ended April 30, 2020, which is an increase from $2,148 for the same period in 2019. The debt financing costs include $419,694 in interest expense and $365,412 in debt discount costs.

We recorded $55,923 of depreciation for the nine months ended April 30, 2020.

We experienced a net loss of $5,617,459 during the nine months ended April 30, 2020, as compared to a net loss of $114,416 for the nine months ended April 30, 2019.

An analysis of our results of operations are as follows:

	Nine months Ended
	April 30, 2020 $	April 30, 2019 $	Change $

Rental Revenue	108,574	-	$108,574

Expenses
Consulting fees	390,396	100,000	$290,396
Business development costs	2,471,884	-	2,471,884
Supplies	594,150	-	594,150
Sub contracts	138,699	-	138,699
Payroll expenses	570,614	-	570,614
Inventory impairment expense	306,450	-	306,450
General and administrative	412,811	12,268	400,543
Interest	785,106	2,148	782,958
Depreciation	55,923	-	55,923
Net loss for the period	(5,617,459)	(114,416)	(5,503,043)

Balance Sheet

Our total assets increased to $4,977,854 as of April 30, 2020, from $554,841 as of July 31, 2019. This increase resulted primarily from our acquisition of the 824-acre Potrero Ranch Property near San Diego, California for a total purchase price of $4,000,000.

In 2019, our auditors issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues to date. The following table provides selected financial data about our Company as of April 30, 2020 and July 31, 2019.

Balance Sheet Data:

	April 30, 2020 $	July 31, 2019 $

Cash and prepaid expenses	228,237	3,253
Inventory	-	306,450
Deposits	-	100,000
Fixed assets	4,749,617	145,138
Total assets	4,977,854	554,841
Total liabilities	8,240,775	1,194,836
Stockholders’ equity (deficit)	(3,262,921)	(639,995)

Liquidity and Capital Resources

As of April 30, 2020, our current assets were $228,237, comprised of $228,237 in cash. This is a decrease in current assets from $309,703 as of July 31, 2019. Our working capital deficit as of April 30, 2020 was $3,383,228, compared to a working capital deficit of $885,133 as of July 31, 2019.

Working Capital

	April 30, 2020 $	July 31, 2019 $

Current Assets	228,237	309,703
Current Liabilities	3,611,465	1,194,836
Working Capital (Deficit)	(3,383,228)	(885,133)

During the nine months ended April 30, 2020, we used $1,664,071 of cash for operating activities compared to generating $56 in the nine months ended April 30, 2019.

During the nine months ended April 30, 2020, we used $118,586 of cash for investing activities compared to none in the nine months ended April 30, 2019.

During the nine months ended April 30, 2020, we generated $2,007,641 of cash from financing activities compared to none in the nine months ended April 30, 2019.

Cash Flows

	Nine months Ended April 30, 2020 $	Nine months Ended April 30, 2019 $

Net cash provided by (used in) operating activities	(1,664,071)	56
Net cash provided by (used in) investing activities	(118,586)	-
Net cash provided by financing activities	2,007,641	-
Net change in cash	224,984	56

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

On December 31, 2019, the Buyer paid an initial purchase price of $100,000 at the initial closing. The purchase price balance of $500,000 was paid on February 20, 2020. The Note is totally vested and the Warrant is currently vested only as to the right to purchase 41,667 shares. The original issue discount on the Note fully vested is $150,000.

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

On March 31, 2020, we and Triton entered into a Modification Agreement, pursuant to which (i) we paid $250,000 of the principal amount of the Note, bringing the principal balance of the Note to $500,000, (ii) the maturity date of the Note was extended to August 20, 2020, (iii) the conversion price of the Note was established as 75% of the lowest trading price of our common stock during the 30 trading days prior to conversion, and (iv) the minimum volume weighted price requirement of the Note was deleted.

On April 30, 2020, we received loan proceeds in the amount of $444,850 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. We intend to use the proceeds for purposes consistent with the PPP. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause us to be ineligible for forgiveness of the loan, in whole or in part.

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

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. In the current quarter the inventory was fully impaired due to unfavorable weather conditions. In the early growing stages the plants were severely damaged by a sand storm and could not be salvaged.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with ASC 360-10- 15, Impairment or Disposal of Long-Lived Assets. Impairment of long-lived assets is recognized when the net book value of such assets exceeds their expected cash flows, in which case the assets are written down to fair value, which is determined based on discounted future cash flows or appraised values.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at April 30, 2020 and 2019, the Company does not have any potentially dilutive shares.

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

As of April 30, 2020, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended April 30, 2020, the Company issued 250,000 common shares to the CEO of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the nine months ended April 30, 2020, the Company issued 50,000 common shares to the Chief Agricultural Operations Manager of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the nine months ended April 30, 2020, the Company issued 200,000 common shares to the Chief Project Manager of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the nine months ended April 30, 2020, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act.

During the nine months ended April 30, 2020, the Company issued 300,000 common shares to non-related parties in exchange for consulting services. The issuances were exempt under Section 4(a)(2) of the Securities Act.

During the nine months ended April 30, 2020, the Company agreed to issue 100,000 common shares to an independent director of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act. The Company issued 50,000 of the shares in April, 2020.

During the nine months ended April 30, 2020, the Company agreed to issue 250,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act. The Company issued 125,000 of the shares in April, 2020.

During the nine months ended April 30, 2020, the Company agreed to issue 250,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The issuance was exempt under Section 4(a)(2) of the Securities Act. The Company issued 125,000 of the shares in April, 2020.

During the nine months ended April 30, 2020, the Company issued 166,667 common shares to Triton Funds LP upon partial conversion of the Note at the conversion price then in effect.

On May 8, 2020, the Company issued 214,286 common shares to Triton Funds LP in exchange for $60,000 debt. The shares were valued based on OTC’s closing trade price on the date of the agreement.

On May 22, 2020, the Company issued 178,571 common shares to Triton Funds LP upon partial conversion of the Note at the conversion price then in effect.

On June 8, 2020, the Company issued 153,846 common shares to Triton Funds LP upon partial conversion of the Note at the conversion price then in effect.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1

Definitive Agreement dated April 29, 2019 by and among between Coastal Labs, LLC and Green Hygienics Holdings Inc., incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2020 (File No. 333-236212).

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

10.5	Promissory Note Secured by Deed of Trust dated August 23, 2019, incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2020 (File No. 333-236212).
10.6	Secured Promissory Note dated August 15, 2019, incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2020 (File No. 333-236212).
10.7

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated October 18, 2019 by and between Green Hygienics Holdings, Inc. or Assignee, and Dos Molson LLC and Pat Reid, incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019.

10.8

Consulting Agreement dated August 1, 2019 between Ronald Loudoun and Green Hygienics Holdings Inc. , incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2020 (File No. 333-236212).

10.9	2011 Stock Plan, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011.
10.10*	Consulting Agreement dated February 15, 2020 between Todd Mueller and Green Hygienics Holdings, Inc.
10.11*	Modification Agreement dated March 31, 2020 between Triton Funds LP and Green Hygienics Holdings Inc.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC. (Registrant)

Date: June 15, 2020	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: June 15, 2020	/s/ Todd Mueller
Todd Mueller
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

