Form 10-K
period 2020-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2020-10-29
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the year ended July 31, 2020

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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

As of January 31, 2020, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to January 31, 2020, was approximately $27,059,863. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As at October 29, 2020, the registrant had 41,918,638 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Description of Business

COMPANY OVERVIEW

Green Hygienics Holdings Inc. (the "Company") was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources Inc. On June 30, 2010, the Company changed its name to Takedown Entertainment Inc and on July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc.

The Company seeks to be an innovative, full-scope, science-driven, premium hemp cultivation and branding enterprise focused on the cultivation and processing of industrial hemp for the purpose of extracting cannabidiol (“CBD”).

On June 1, 2017, the Company accepted the resignations of Rick Powell, Jim Loseth, and David Ashby as Directors and Officers of the Company and the Company accepted the appointment of Ronald Loudoun as President, Secretary, Treasurer, Interim Chief Financial Officer, and Director of the Company.

On October 30, 2018, Rick Powell (“Powell”) transferred 13,500,000 common shares of the Company by way of a Gifting Agreement to Alita Capital Inc. (“Alita”), a company controlled by Ronald Loudoun, and on October 30th, 2018, Wilderness Custom Exteriors Ltd. transferred 9,000,000 common shares by way of a Gifting Agreement to Alita.

Effective April 29, 2019, the Company entered into a definitive agreement with Coastal Labs, LLC (“Coastal”), a California limited liability company to acquire all of the assets of Coastal. The total consideration for the assets would be, at the Company’s election, $3,000,000 or a total of 2,000,000 shares of the Company’s common stock issuable over five years. In addition, the Company would enter into consulting agreements with each individual member of Coastal, or such entity as each respective member may designate, that sets forth ongoing compensation to each individual member of Coastal. The parties further agreed to form a new entity or arrange for the transfer of ownership of Coastal to a wholly-owned subsidiary of the Company to hold the acquired assets, to enter into an operating agreement that governs the operation of the assets, and to establish a board of directors for the subsidiary of up to 6 members, of whom 3, or half, whichever is greater, shall be nominees of Coastal. Further, the Company would assume all of Coastal’s contracts relating to sales and distribution of the products. The acquisition of the assets of Coastal has not closed, and either party may terminate the agreement at any time.

In June, 2019, the Company formed two wholly owned subsidiaries, Coastal Labs NC LLC (“Coastal NC”) and Green Hygienics NC LLC (“Green NC”) for the purpose of registering as an industrial hemp processor and cultivator in the State of North Carolina pursuant to the North Carolina Industrial Hemp Pilot Program.

On June 10, 2019, the Company secured a multiyear purchase order for the sale of hemp to U.S. Tobacco De Mexico. Under the terms of the contract, the Company is required to deliver a total $56.4 million worth of hemp flower over a five-year period to US Tobacco De Mexico for use in the production of CBD hemp cigarettes. Since the issuance of the purchase order, the Company and US Tobacco De Mexico determined to renegotiate the purchase order due to several reasons, including production capacity and market price fluctuation. This contract has been cancelled due to the significant drop of more than 90% in wholesale price of hemp biomass which is used to make CBD hemp cigarettes. The parties are working on a modified version of the deal.

On June 14, 2019, the Company secured from the County of San Diego Department of Agriculture, Weights and Measures a registration for industrial hemp cultivation as a grower.

On July 22, 2019, the Company secured licenses for the processing of hemp in the state of North Carolina. The licenses were granted to the Company’s newly formed subsidiary, Coastal NC, by the North Carolina Industrial Hemp Commission. The Company’s second subsidiary in the state is Green NC, which will be partnering for cultivation this year with the intention of meeting the earnings qualification to be licensed on its own for next year’s cultivation.

On August 26, 2019, the Company the completed the acquisition of 824 acres of land known as the Potrero Ranch Property, located near San Diego, California for a purchase price of $4 million. The Company is utilizing the land and buildings for industrial hemp for CBD cultivation. The property includes over 400,000 square feet of outbuildings that are currently being converted into greenhouses. The Company entered into an agreement payable with the seller of the property for $2,750,000 for a portion of the purchase price. The terms of the agreement are monthly payments of interest only at the rate of 6% per annum. This debt is secured by a promissory note secured by a deed of trust on the real property. The maturity date of the debt is August 23, 2024. The Company also entered into an agreement payable for $1,760,000 with monthly payments of interest only at the rate of 15% per annum. This debt is also secured by a promissory note secured by a second charge on the deed of trust on the real property. The maturity date of this debt is August 15, 2024.

In October 2019, the Company entered into an agreement to purchase the real property located at 13795 Blaisdell Place, Poway, California 92064, which includes a building containing approximately 15,048 square feet of R&D space on a 0.95 acre lot, for $4,000,000, of which $2,000,000 is payable in cash or common stock of the Company, and of which $2,000,000 would be financed pursuant to a promissory note and secured by a deed of trust on the property. The Company has until January 15, 2021 to obtain the necessary financing to consummate the transaction.

In April 2020, the Company received USDA Organic Certification for its 824-acre farm and 400,000 square feet of greenhouse space. The Company considers the USDA Organic Certification to be one of the most recognized certifications among US consumers and provides another level of assurance to shoppers who may be concerned about the safety of CBD products. In addition to assuring that no synthetic fertilizers, pesticides, or herbicides have been used in the cultivation of hemp, the USDA organic certification ensures that farmers are using tillage and cultivation practices that maintain or improve the condition of soil and minimize soil erosion through crop rotations, cover crops and the application of plant and animal materials.

In July 2020, the Company planted its first large scale hemp crops for cultivation. The planting covers approximately 120 acres of land and three greenhouses. The Company anticipates harvesting these initial crops by December 31, 2020. The Company had previously planted a smaller crop in 2019 that was fully impaired due to unfavorable weather conditions. In the early growing stages, the plants were severely damaged by a sand storm and could not be salvaged.

We had $40,538 in cash as at July 31, 2020. We anticipate that we will incur approximately $240,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months. We will need additional funding for the cultivation and processing of industrial hemp for the purpose of extracting CBD.

We are contemplating raising additional capital to finance our business operations. It is anticipated that funding for the Company will come from one or more of the following means: engaging in an offering of our stock, engaging in borrowing, or locating a joint venture partner or partners. (See Liquidity and Capital Resources for more information).

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

On August 24, 2019, the Company executed a Purchase and Sale Agreement to acquire the 824 Potrero ranch Property near San Diego, California. The Company will utilize the land and building for industrial hemp for CBD cultivation. The Company’s business model includes generating revenues from the sale of hemp and premium-grade CBD products, creating trusted global consumer brands, developing valuable intellectual property and growing rapidly through strategic acquisitions and development.

The Company focuses on hemp cultivation and is an innovative, full-scope, science-based premium hemp cultivation and branding enterprise focused on the cultivation and processing of industrial hemp for the purpose of extracting cannabidiol (“CBD”). Utilizing the land and building for the production of industrial hemp for CBD cultivation, the Company’s business model includes generating revenues from the sale of hemp and premium-grade CBD products, creating trusted global consumer brands, developing valuable intellectual property and growing rapidly through strategic acquisitions and development.

MARKETS AND CUSTOMERS

Industries as diverse as cosmetics, food and beverage, and pharmaceuticals are potential clients for the sale and purchase of CBD (cannabidiol) derived from industrial hemp. Licensed dispensaries, pharmacies, and general retail market which includes cafes, smoke shops, grocery stores are buyers for products containing CBD derived from industrial hemp.

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

EMPLOYEES

The Company currently has 20 plus part time and full-time employees at the Potrero Ranch property. The number of employees will fluctuate dependent of the needs at the ranch and the growth stages of the crop.

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

We were incorporated on June 12, 2008. We have no way to evaluate the likelihood that our business will be successful. We have had minimal revenues as of the date of this annual report. The Company’s present business model is as an innovative, full-scope, science-driven, premium hemp cultivation and branding enterprise focused on the cultivation and processing of industrial hemp for cannabidiol (“CBD”). The Company’s business model includes generating revenues from the sale of hemp and premium-grade CBD products, creating trusted global consumer brands, developing valuable intellectual property, and growing the Company through strategic acquisitions. Potential investors should be aware of the difficulties normally encountered by fledging construction companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the regulatory hurdles surrounding this new industry.

We have yet to earn significant revenue to achieve profitability and our ability to sustain our operations is dependent on our ability to raise additional financing to complete our program if warranted. As a result, our independent auditors believe there is substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of $50,494,387 as at July 31, 2020. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We may have to liquidate our business and you may lose your investment. You should consider our auditor’s comments when determining if an investment in our company is suitable.

Because of the unique difficulties and uncertainties inherent in hemp growing facility construction and management industry, we face a high risk of business failure.

You should be aware that the hemp growing industry is a new industry. Consequently, the likelihood that there will be a high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the regulatory environment in which we must adhere to. These potential problems include, but are not limited to, unanticipated problems relating to obtaining a building permits, licenses to grow hemp, and the ability to market the hemp grown. If the results of our program do not reveal viable commercialization options, we may decide to abandon our venture into the hemp growing industry. Our ability to continue in the hemp growing industry will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

Because of the inherent dangers involved in the hemp growing construction industry and the management of the facilities, there is a risk that we may incur liability or damages as we conduct our business.

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

Local, state, and federal hemp laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

Our ability to operate, engage in the business activities that we have planned, and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable.

Because we are liable for hazardous substances on our properties, environmental liabilities are possible and can be costly.

Federal, state, and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto a property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. Sellers of properties may make only limited representations as to the absence of hazardous substances. If any hazardous materials are found within our properties in violation of law at any time, we may be liable for all cleanup costs, fines, penalties, and other costs. This potential liability will continue after we sell the properties and may apply to hazardous materials present within the properties before we acquire the properties. If losses arise from hazardous substance contamination which cannot be recovered from a responsible party, the financial viability of the properties may be adversely affected. It is possible that we will purchase properties with known or unknown environmental problems which may require material expenditures for remediation.

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

The recent global COVID-19 outbreak has significantly affected our business and operations.

The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict. Potential impacts include the following:

•	Our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our products, lengthening of sales cycles, loss of customers, and difficulties in collections.

•	Certain of our employees are working from home significantly more frequently than they have historically, which may result in decreased employee productivity and morale with increased unwanted employee attrition.

•	We continue to incur fixed costs and are deriving reduced or no benefit from those costs.

•	We may continue to experience disruptions to our growth planning, such as for facilities and expansion.

•	We anticipate incurring costs in returning to work, including changes to the workplace, such as space planning, food service, and amenities.

•	We may be subject to legal liability for safe workplace claims.

•	Our critical vendors could go out of business.

•	Our in-person marketing events, including customer user conferences, have been canceled and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities.

•	Our marketing, sales, professional services, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and conducting business virtually is unproven.

Any of the foregoing could adversely affect our business, financial condition, and results of operations.

More generally, the COVID-19 pandemic has and is expected to continue to adversely affect economies and financial markets globally, leading to a continued economic downturn, which is expected to decrease spending generally and could adversely affect demand for our products. It is not possible at this time to estimate the full impact that COVID-19 will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, and to generate sufficient cash flow to operate our business and meet our obligations.

Investment Risks:

Our issuance of additional shares may have the effect of diluting the interest of shareholders; our common stock shareholders do not have pre-emptive rights.

Any additional issuances of common stock by us from our authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. The securities issued to raise funds may have rights, preferences, or privileges that are senior to those of the holders of our other securities, including our common stock. The board of directors has the power to issue such shares without shareholder approval. We fully intend to issue additional common shares in order to raise capital to fund our business operations and growth objectives.

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

Our Articles of Incorporation and Bylaws contain provisions that limit the liability of our directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder’s investment in the Company may be adversely affected to the extent that we pay costs of settlement and damage awards against officers or directors pursuant to the indemnification provisions of the bylaw. The impact on a shareholder’s investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against any of our officers or directors. We have been advised that the SEC takes the position that these article and bylaw provisions do not affect the liability of any director under applicable federal and state securities laws.

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

We have accumulated net losses of $50,494,387 to July 31, 2020 and have not generated any material revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We may have to liquidate our business and you may lose your investment. You should consider our auditor’s comments when determining if an investment in our company is suitable.

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

There has been a limited trading market for our common stock since our inception. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

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

•	announcements of acquisitions or other business initiatives by our competitors;
•	market changes in the demand for products and services;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting us, our competitors or our industry;
•	additions and departures of key personnel;
•	fluctuations in interest rates and the availability of capital in the capital markets;

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

Applicable SEC rules governing the trading of “penny stocks” will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is presently considered to be a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and which regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the FINRA system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Forward-looking statements

This Form 10-K contains forward-looking statements that involve risk and uncertainties. We use words such as anticipate, believe, will, plan, expect, future, intend, and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Item 2. Properties

We currently own 824 acres of land referred to as the Potrero Ranch Property near San Diego, California, which includes some outside buildings. The Company will utilize the land and buildings for industrial hemp for CBD cultivation. The property includes over 400,000 square feet of outside buildings which are currently being converted into greenhouses. The Company entered into an agreement payable with the seller of the property for $2,750,000 for a portion of the purchase price. The terms of the agreement are monthly payments of interest only at the rate of 6% per annum. This debt is secured by a promissory note secured by a deed of trust on the real property. The maturity date of the debt is August 23, 2024. The Company also entered into an agreement payable for $1,760,000 with monthly payments of interest only at the rate of 15% per annum. This debt is also secured by a promissory note secured by a second charge on the deed of trust on the real property. The maturity date of this debt is August 15, 2024.

In October 2019, the Company entered into an agreement to purchase the real property located at 13795 Blaisdell Place, Poway, California 92064, which includes a building containing approximately 15,048 square feet of R&D space on a 0.95 acre lot, for $4,000,000, of which $2,000,000 is payable in cash or common stock of the Company, and of which $2,000,000 would be financed pursuant to a promissory note and secured by a deed of trust on the property. The Company currently uses a portion of this facility for its corporate offices. The Company has until January 15, 2021 to obtain the necessary financing to consummate the transaction.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Procedures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Markets (QB Marketplace Tier) under the symbol “GRYN.” Very limited trading of our common stock has occurred during the past two years; therefore, only limited historical price information is available. The following table sets forth the high and low closing bid prices of our common stock (USD) for the last two fiscal years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year ending July 31, 2020 (OTC Markets)	High Bid	Low Bid
First quarter (ended October 31, 2019)	$2.32	$1.00
Second quarter (ended January 31, 2020)	2.29	1.80
Third quarter (ended April 30, 2020)	1.76	0.39
Fourth quarter (ended July 31, 2020)	1.005	0.36

Fiscal Year ending July 31, 2019 (OTC Markets)	High Bid	Low Bid
First quarter (ended October 31, 2018)	$0.45	$0.45
Second quarter (ended January 31, 2019)	0.51	0.51
Third quarter (ended April 30, 2019)	0.72	0.72
Fourth quarter (ended July 31, 2019)	1.54	1.30

Holders

As of July 31, 2020, there were 79 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On August 1, 2019, the Company issued 250,000 common shares to the CEO of the Company in exchange for services. The shares were valued at $370,000 based on OTC’s closing trade price on the date of the agreement.

On August 1, 2019, the Company issued 50,000 common shares to the Chief Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued at $74,000 based on OTC’s closing trade price on the date of the agreement.

On August 1, 2019, the Company issued 200,000 common shares to the Chief Project Manager of the Company in exchange for consulting services. The shares were valued at $296,000 based on OTC’s closing trade price on the date of the agreement.

On August 1, 2019, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued at $37,000 based on OTC’s closing trade price on the date of the agreement.

On August 1, 2019, the Company issued 250,000 common shares to a non-related party in exchange for consulting services. The shares were valued at $370,000 based on OTC’s closing trade price on the date of the agreement.

On August 1, 2019, the Company issued 50,000 common shares to Triton Funds LLC in exchange for consulting services. The shares were valued at $74,000 based on OTC’s closing trade price on the date of the agreement.

On April 20, 2020, the Company issued 50,000 common shares to an Independent Director of the Company in exchange for consulting services. The shares were valued at $100,000 based on OTC’s closing trade price on the date of the agreement.

On April 20, 2020, the Company issued 125,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The shares were valued at $250,000 based on OTC’s closing trade price on the date of the agreement.

On April 20, 2020, the Company issued 125,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The shares were valued at $250,000 based on OTC’s closing trade price on the date of the agreement.

On July 14, 2020, the Company issued 200,000 common shares to the Chief Operating Officer of the Company in exchange for services. The shares were valued at $399,360 based on OTC’s closing trade price on the date of the agreement.

On July 14, 2020, the Company issued 50,000 common shares to the Chief Financial Officer of the Company in exchange for services. The shares were valued at $63,500 based on OTC’s closing trade price on the date of the agreement.

On July 14, 2020, the Company issued 125,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The shares were valued at $250,000 based on OTC’s closing trade price on the date of the agreement.

On July 14, 2020, the Company issued 125,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The shares were valued at $250,000 based on OTC’s closing trade price on the date of the agreement.

On July 14, 2020, the Company issued in the aggregate 60,000 common shares to two independent consultants in exchange for services. The shares were valued at $48,300 in the aggregate, based on OTC’s closing trade price on the date of their respective agreements.

In issuing these shares, the Company relied on the exemptions afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

On April 20, 2020, the Company issued 166,667 common shares to Triton Funds LP upon conversion of $50,000 debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

On May 8, 2020, the Company issued 214,286 common shares to Triton Funds LP upon conversion of $60,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

On May 23, 2020, the Company issued 178,571 common shares to Triton Funds LP upon conversion of $50,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

On June 8, 2020, the Company issued 153,846 common shares to Triton Funds LP upon conversion of $40,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

On June 23, 2020, the Company issued 200,000 common shares to Triton Funds LP upon conversion of $50,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

On July 22, 2020, the Company issued 321,576 common shares to Triton Funds LP upon conversion of $78,786 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

In issuing these shares the Company relied on the exemptions afforded by Section 3(a)(9) of the Securities Act of 1933, as amended, as well as Section 4(a)(2) of the Securities Act of 1933, as amended.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The independent auditors’ report on our financial statements for the years ended July 31, 2020 and 2019 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

Revenues

We are currently in the product growing and production stages and anticipate producing revenue in the next six months. We have recognized $162,374 in revenue for the year ended July 31, 2020 from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment. The Company plans to continue to seek other additional similar license agreements or sub-leases of our properties.

Expenses

Operating expenses for the year ended July 31, 2020 increased to $6,685,397 compared to $1,818,511 for the year ended July 31, 2019. These expenses consisted of consulting fees, business development costs, inventory impairment, supplies, wages and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports as follows:

	Year Ended
	July 31, 2020	July 31, 2019	Change
Expenses:
Consulting Fees	$725,136	$152,172	$572,964
Business Development Costs	2,833,504	1,595,036	1,238,468
Supplies	1,150,674	-	1,150,674
Subcontracts	138,699	-	138,699
Payroll Expenses	832,110	-	832,110
General and Administrative	620,748	71,303	549,445
Inventory impairment expense	306,450	-	306,450
Depreciation	78,076	-	78,076
Total	$6,685,397	$1,818,511	$4,866,886

This increase is primarily due to a material increase in business development costs but was also due to increases in consulting fees, supplies, subcontracts, payroll expenses, and general and administrative costs, all of which resulted from our commencement of cultivation operation

Other income (expenses)

We incurred a total of $1,204,222 in interest expenses due to debt financing during the year ended July 31, 2020, which is an increase from $25,383 for the same period in 2019. The debt financing costs include $610,523 in interest expense and $593,699 in debt discount costs.

Net Loss

We incurred net losses of $7,728,245 and $1,843,894 for the years ended July 31, 2020 and 2019, respectively. These losses were the result of the revenues and expenses described above.

Our auditors have issued a going concern opinion as at July 31, 2020. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenue. There is no assurance we will ever generate significant revenue. The following table provides selected financial data about our company for the years ended July 31, 2020 and 2019.

Balance Sheet Data:

	2020	2019

Cash	$40,538	$3,253
Deposits	$-	$100,000
Inventory	$-	$306,50
Fixed assets, net	$4,727,464	$145,138
Total assets	$4,768,002	$554,841
Total liabilities	$9,200,522	$1,194,836
Shareholders’ deficit	$(4,432,520)	$(639,995)

Liquidity and Capital Resources

Our cash balance at July 31, 2020 was $40,538 (2019 - $3,253) with current liabilities of $4,582,390 (2019 - $1,194,836).

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

As of July 31, 2020, our current assets were $40,538, comprised of cash. This is a decrease in current assets from $309,703 as of July 31, 2019. Our working capital deficit as of July 31, 2020 was $4,541,852, compared to a working capital deficit of $885,133 as of July 31, 2019.

Working Capital

	July 31, 2020 $	July 31, 2019 $

Current Assets	40,538	309,703
Current Liabilities	4,582,390	1,194,836
Working Capital (Deficit)	(4,541,852)	(885,133)

During the year ended July 31, 2020, we used $2,381,837 of cash for operating activities compared to generating $556,178 for the year ended July 31, 2019.

During the year ended July 31, 2020, we used $218,586 of cash for investing activities compared to $245,138 for the year ended July 31, 2019.

During the year ended July 31, 2020, we generated $2,637,708 of cash from financing activities compared to $801,437 for the year ended July 31, 2019.

Cash Flows

	Year Ended July 31, 2020 $	Year Ended July 31, 2019 $

Net cash used in operating activities	(2,381,837)	(556,178)
Net cash used in investing activities	(218,586)	(245,138)
Net cash provided by financing activities	2,637,708	801,437
Net change in cash	37,285	3,121

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. We have received approximately $300,000 since August 1, 2020, from related parties. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

We estimate that our expenses over the next 12 months will be approximately $2,600,000, comprised of $2,400,000 in operating expenses and $200,000 in investing activities. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

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

On December 31, 2019, Triton paid an initial purchase price of $100,000 at the initial closing. The Company received net proceeds of $85,000 after paying fees of $15,000. On February 20, 2020, Triton paid the purchase price balance of $500,000. During the year ended July 31, 2020, the Company made a cash payment of $250,000 on the debt and Triton converted $328,786 of the debt into 1,234,946 shares of common stock pursuant to the terms of the agreement.

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

On March 31, 2020, we and Triton entered into a Modification Agreement, pursuant to which (i) we paid $250,000 of the principal amount of the Note, bringing the principal balance of the Note to $500,000, (ii) the maturity date of the Note was extended to August 20, 2020, (iii) the conversion price of the Note was established as 75% of the lowest trading price of our common stock during the 30 trading days prior to conversion, and (iv) the minimum volume weighted price requirement of the Note was deleted. On August 19, 2020, the Company paid the remaining principal and accrued and unpaid interest in the aggregate of $200,000 and as of that date the note balance is $-0-.

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

We may rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Since August 1, 2020, the Company has entered into the following agreements to address the cash needs of the Company:

The Company entered into an Equity Financing Agreement (the “Financing Agreement”) dated as of September 13, 2020 with GHS Investments, LLC (“GHS”) for an equity line. Although we are not required to sell shares under the Financing Agreement, the Financing Agreement gives us the option to sell to GHS up to $25,000,000 worth of our common stock, in increments, over the period ending on the earlier of (i) the date GHS has purchased an aggregate of $25,000,000 of our common stock pursuant to the Financing Agreement, or (ii) the date that the registration statement for the registration of the secondary offering and resale of the shares to be acquired by GHS pursuant to the Financing Agreement is no longer in effect (the “Open Period”). Concurrently with the execution of the Financing Agreement, the Company issued to GHS 150,857 restricted shares of its Common stock (“Commitment Shares”) to offset transaction costs. The Commitment Shares are deemed earned upon the execution of the Financing Agreement.

We will sell shares of our common stock to GHS at a price equal to 100% of the lowest closing price of our common stock during the ten (10) consecutive trading day period ending on the date on which we deliver a put notice to GHS (the “Market Price”), and we will be obligated to simultaneously deliver the number of shares equal to120% of the put notice amount based on the Market Price. In addition, the Financing Agreement (i) imposes an ownership limitation on GHS of 4.99% (i.e., GHS has no obligation to purchase shares if it beneficially owns more than 4.99% of our common stock), (ii) requires a minimum of ten (10) trading days between put notices, and (iii) prohibits any single Put Amount from exceeding $500,000.

Concurrently therewith, we entered into a registration rights agreement with GHS, pursuant to which we agreed to file a registration statement with the SEC for the registration of the secondary offering and resale of the shares to be acquired by GHS pursuant to the Financing Agreement and the 150,857 Commitment Shares and to have the registration statement declared effective by the SEC at the earliest possible date. The registration statement was declared effective by the SEC on September 21, 2020.

On September 18, 2020 (the “Effective Date”), the Company entered into a Placement Agent and Advisory Services Agreement (the “Placement Agreement”) with Boustead Securities, LLC (“BSL”), an investment banking firm that advises clients on mergers and acquisitions, capital raises, and restructuring assignments in a wide array of industries and circumstances.

The initial term of this Agreement shall be exclusive for six (6) months from the Company’s delivery of an offering memorandum to BSL (the “Initial Term”). After the Initial Term, the term of the Placement Agreement will automatically be extended for additional successive one (1) year periods unless either party provides written notice to the other party of its intent not to so extend the term at least thirty (30) days before the expiration of the then current term. Under the terms of the Placement Agreement, the Company has agreed to issue to BSL an advisory fee of two hundred fifty thousand (250,000) common stock shares with an issuance date of the Effective Date.

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

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. During the year ended July 31, 2020, inventory of $306,450 was fully impaired due to unfavorable weather conditions. In the early growing stages, the plants were severely damaged by a sand storm and could not be salvaged.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of July 31, 2020, and 2019, the Company does not have any potentially dilutive shares.

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

July 31, 2020

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Green Hygienics Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Green Hygienics Holdings Inc. (the Company) as of July 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ deficit, and cash flows each year for the two- year period ending July 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

October 29, 2020

GREEN HYGIENICS HOLDINGS INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	July 31, 2020	July 31, 2019
	$	$
ASSETS

Current Assets
Cash	40,538	767
Trust funds	-	2,486
Inventory	-	306,450
Total Current Assets	40,538	309,703

Deposits	-	100,000
Fixed Assets (Note 3), net	4,727,464	145,138

Total Assets	4,768,002	554,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	1,019,027	201,178
Accounts payable – related parties	302,144	57,500
Accrued interest payable	158,416	-
Deferred revenue	15,973	-
Defaulted loan payable (Note 4(a))	24,989	155,250
SBA loan payable (Note 4(b))	444,850	-
Discounted convertible note payable (Note 4(c))	171,213	-
Current portion of long-term debt	40,472	-
Due to related parties (Note 8)	2,405,306	780,398

Total Current Liabilities	4,582,390	1,194,836

Long Term Liabilities
Agreement payable (less current portion) (Note 5)	108,132	-
Mortgage payable (Note 6)	2,750,000	-
Second mortgage payable (Note 7)	1,760,000	-

Total Long-Term Liabilities	4,618,132	-

Total Current and Long-Term Liabilities	9,200,522	1,194,836

Nature of operations and continuance of business (Notes 1 and 2)
Commitments (Note 10) Income taxes (Note 12)
Subsequent events (Note 13)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
39,577,781 and 36,657,835 shares issued and outstanding respectively	39,578	36,658
Stock payable	192,000	-
Additional paid-in capital	45,830,289	42,089,489
Deficit	(50,494,387)	(42,766,142)
Total Stockholder’s Deficit	(4,432,520)	(639,995)

Total Liabilities and Stockholder’s Deficit	4,768,002	554,841

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Year Ended July 31, 2020	Year Ended July 31, 2019

Rental Revenue	161,374	-

Expenses
Consulting and business development	3,558,640	1,747,208
Supplies	1,150,674	-
Payroll and subcontractor expenses	970,809	-
General and administrative	1,005,274	71,303

Total Expenses	6,685,397	1,818,511

Loss Before Other Expenses	(6,524,023)	(1,818,511)

Other Expenses
Interest expense	(1,204,222)	(25,383)

Net Loss	(7,728,245)	(1,843,894)

Net Loss Per Share, Basic and Diluted	(0.20)	(0.05)

Weighted Average Shares Outstanding	37,773,491	35,203,862

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended July 31, 2020	Year Ended July 31, 2019
	$	$
Operating Activities
Net loss	(7,728,245)	(1,843,894)
Imputed interest	154,074	22,009
Inventory impairment	306,450	-
Depreciation expense	78,076	-
Amortization of discounts	593,699	-
Share based compensation	3,024,160	1,522,500
Changes in operating assets and liabilities:
Prepaid expenses	-	460
Accrued interest payable	157,906	510
Accounts payable and accrued liabilities	771,426	306,450
Accounts payable – related parties	244,644	51,687
Deferred revenue	15,973	-

Net Cash Used In Operating Activities	(2,381,837)	(556,178)

Investing Activities
Deposit on acquisition of property	-	(100,000)
Cash paid for purchase of fixed assets	(218,586)	(145,138)
Net Cash Provided by (Used in) Investing Activities	(218,586)	(245,138)

Financing Activities
Proceeds from Defaulted Note Payable	-	155,250
Principle payments on Defaulted Loan Payable	(130,261)	-
Proceeds from Discounted Note Payable	585,000
Payments on Discounted Note Payable	(250,000)	-
Proceeds from Note Payable	397,638
Proceeds from SBA Loan Payable	444,850	-
Principle payments on Agreement Payable	(34,427)	-
Advances from related parties	1,624,908	646,187
Net Cash Provided by Financing Activities	2,637,708	801,437

Increase in Cash	37,285	3,121

Cash and trust funds, Beginning of Year	3,253	132

Cash and trust funds, End of Year	40,538	3,253

Supplemental Disclosures:
Interest paid	341,845	–
Non-Cash Transactions
Equipment financed through debt	183,031	-
Land acquired through debt	4,112,362	-
Deposit on acquisition of property	100,000	-
Shares issued for stock payable	1,100,000
Shares issued for conversion of debt	328,786	-
Equipment purchased on accounts payable	46,423	-
Discount on warrants	428,700	-

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-In	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
		$	$		$	$
Balance, July 31, 2018	34,707,835	34,708	40,544,980	-	(40,922,248)	(342,560)

Imputed interest			22,009			22,009

Shares issued for services	1,950,000	1,950	1,522,500			1,522,500

Net loss					(1,843,894)	(1,843,894)

Balance, July 31, 2019	36,657,835	36,658	42,089,489	-	(42,766,142)	(639,995)

Imputed interest			154,074			154,074

Discount on warrants			428,700			428,700

Shares issued and to be issued for services	1,685,000	1,685	2,830,475	192,000		3,024,160

Shares issued for debt conversion	1,234,946	1,235	327,551			328,786

Net loss					(7,728,245)	(7,728,245)

Balance, July 31, 2020	39,577,781	39,578	45,830,289	192,000	(50,494,387)	(4,432,520)

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Notes to the Consolidated Financial Statements

Years Ended July 31, 2020 and 2019

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $161,374 since 2013. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of July 31, 2020, the Company has a working capital deficiency of $4,541,852 and has an accumulated deficit of $50,494,387 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(e) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. In July 2020, the Company planted its first large scale hemp crops for cultivation. The planting covers approximately 120 acres of land and three greenhouses. During the fourth quarter of 2020, the Company purchased additional seeds and nutrients to plant in its greenhouses to be later transferred into the fields. The company determined to recognize these costs as expenses and not record as inventory as of the year ended July 31, 2020 due to our unfavorable outcome from our initial planting. These costs included approximately $105,000 for seeds and nutrients and $195,000 on labor to prepare the field and plant seeds. The Company anticipates harvesting and selling these crops by the end of 2020. The Company had previously planted a smaller crop during the year ended July 31, 2019, During the year ended July 31, 2020, the 2019 crop with an inventory value of $306,450 was fully impaired due to unfavorable weather conditions. In the early growing stages, the plants were severely damaged by a sand storm and could not be salvaged.

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

(l) Revenue and Deferred Revenue

Pursuant to ASC 606, Revenue from contracts with customers. As of the date of this report, the Company has not recognized any revenue related to the hemp production business. The only revenue recognized to date is the land use rental income from San Diego Gas and Electric Company in the amount of $161,374. The term of the rental agreement is in effect until December 2020 with a monthly payment of $17,600. As of July 31, 2020, the Company has recorded deferred revenue of $15,973, representing a portion of the payment received in July 2020, that pertains to August 2020 rental income.

(m) Leases

Pursuant to ASC 842, transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. As of the date of this report, the Company has no material transactions to report.

2. Significant Accounting Policies (continued)

(n) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of July 31, 2020, the Company does not have any potentially dilutive shares.

(o) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(p) Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended July 31, 2020 the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2019 $	Additions $	Accumulated Depreciation $	Balance at July 31, 2020 $

Production equipment	5 years	46,379	313,530	(63,728)	296,181
Furniture and office equipment	5 years	8,102	-	(1,623)	6,479
Buildings and improvements	15 years	90,657	134,510	(12,725)	212,442
Land		-	4,212,362	-	4,212,362
		145,138	4,660,402	(78,076)	4,727,464

Fixed asset costs are being depreciated using the straight-line method based on the useful life of the asset. Depreciation expense for the year ended was July 31, 2020, was $78,076 and there was no depreciation expense for the year ended July 31, 2019, due to the immateriality as the assets were acquired near year end.

On August 26, 2019, the Company completed the acquisition of the 824-acre Potrero Ranch Property near San Diego, California for a total purchase price of $4,510,000. The property includes over 400,000 square feet of outside buildings which are currently being converted to greenhouses. The Company is utilizing the land and buildings for industrial hemp for CBD cultivation. On August 23, 2019, the Company entered into an agreement payable with the Vendor of the Property for $2,750,000 for a portion of the purchase price. The terms of the agreement are monthly payments of interest only at the rate of 6% per annum. The debt is secured by a Promissory Note secured by a Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 23, 2024.

On August 23, 2019, the Company entered into an agreement payable for $1,760,000 with monthly payments of interest only at the rate of 15% per annum. The debt is secured by a Promissory Note secured by a second charge on the Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 15, 2024.

4. Loans Payable

(a)	As of July 31, 2020, the Company owes $24,989 (2019 - $155,250) plus accrued interest of $931 (2019 - $510) to a non-related party, which bears interest at the rate of 10% per annum, is unsecured and was due and payable on or before December 19, 2019. This loan payable is in default, and the Company is currently in negotiations to extend the maturity date.

(b)

As of July 31, 2020, the Company owes $444,850 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

(c)	As of July 31, 2020, the Company owes $171,213 in principal and $28,787 on accrued and unpaid interest (2019 - $-0-) to a non-related party. On December 19, 2019, the Company entered into an securities purchase agreement, which was amended on January 8, 2020 (collectively, the “SPA”) with Triton Funds, LP, an accredited investor (“Triton”), pursuant to which the Company issued and sold to Triton (i) a discounted convertible promissory note (the “Note”) in the aggregate principal amount of up to $750,000, due June 30, 2020, bearing interest at a rate of ten percent (10%) per annum and convertible into shares of the Company’s common stock at a conversion price of $2.50 per share and (ii) a common stock purchase warrant (the “Warrant”), exercisable for two (2) years, to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $3.00 per share, for an aggregate purchase price of $600,000. If not exercised, the Warrant will expire at 5:00 pm EST on December 31, 2021. The Note can be prepaid at any time by paying 110% of the then outstanding principal, interest, default interest (if any), and any other amounts then due under the Note. The Note is initially convertible at a price per share equal to $2.50 (the “Fixed Conversion Price”); provided, however, that during the continuance of an event of default under the Note, the conversion price shall be equal to 75% of the lowest trading price of the Company’s common stock during the 30 trading days prior to conversion.

On December 31, 2019, Triton paid an initial purchase price of $100,000 at the initial closing. The Company received net proceeds of $85,000 after paying fees of $15,000. On February 20, 2020, Triton paid the purchase price balance of $500,000. The original issue discount on the Note is a total of $150,000. On March 31, 2020, the Company and Triton entered into a Modification Agreement, pursuant to which (i) the Company paid $250,000 of the principal amount of the Note, bringing the principal balance of the Note on that date to $500,000, (ii) the maturity date of the Note was extended to August 20, 2020, (iii) the conversion price of the Note was established as 75% of the lowest trading price of our common stock during the 30 trading days prior to conversion, and (iv) the minimum volume weighted price requirement of the Note was deleted. During the year ended July 31, 2020, in addition to the $250,000 paid on March 31, 2020, Triton converted $328,786 of the debt into 1,234,946 shares of common stock pursuant to the terms of the Modification Agreement. During the year ended July 31, 2020, the Company recorded amortization expense of note discounts of $164,999. On August 19, 2020, the Company paid the remaining principal and accrued and unpaid interest in the aggregate of $200,000 and as of that date the note balance is $-0-.

The Warrant was valued using a Black Scholes model which created a discount of the full value of cash received, bringing the full discount on the note to $428,700, which is to be amortized over the term of the Note. During the year ended July 31, 2020, $428,700 of the discount was amortized.

5. Agreement Payable

As of July 31, 2020, the Company owes $148,604 (2019 - $nil) to a non-related party and requires monthly payments of $4,290 including interest at the rate of 5.66% per annum for a period of 48 months commencing November 1, 2019. The loan is secured by a collateral charge on production equipment. Of the amount owed, $40,472 is included in current liabilities and $108,132 is included in long-term liabilities on the consolidated balance sheet resented herein.

6. Mortgage Payable

As of July 31, 2020, the Company owes $2,750,000 (2019 - $nil) plus accrued interest payable of $41,250 (2019 - $nil) to a non-related party, with monthly payments of interest only at the rate of 6% per annum. The debt is secured by a Promissory Note secured by a Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 23, 2024, and is included in long-term liabilities on the consolidated balance sheet resented herein.

7. Second Mortgage Payable

As of July 31, 2020, the Company owes $1,760,000 (2019 - $nil) plus accrued interest payable of $66,000 (2019 - $nil) to a non-related party, with monthly payments of interest only at the rate of 15% per annum. The debt is secured by a Promissory Note secured by a second charge on the Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 15, 2024, and the debt is included in long-term liabilities on the consolidated balance sheet resented herein.

8. Related Party Transactions

Controlling Shareholder

As of July 31, 2020, Alita Capital, Inc., together with its affiliates (collectively, “Alita”), is the controlling shareholder of the Company’s common stock, as Alita owns approximately 52.5% of our issued and outstanding common stock, Accordingly, Alita has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. Alita is controlled by Mr. Ron Loudoun, the Company’s CEO.

Alita is subject to certain restrictions under federal securities laws on sales of its shares as an affiliate. Should Alita sell or otherwise dispose of all or a portion of its position in the Company, a change in ownership and control of the Company could occur. A change in ownership, as defined by Internal Revenue Code Section 382, could reduce the availability of the Company’s net operating losses (“NOLs”) for federal and state income tax purposes. Furthermore, a change of control could trigger the change of control provisions in a number of our material agreements.

As of July 31, 2020, the Company owes $2,348,482 (July 31, 2019 - $696,074) to Alita. The debt includes funds advanced to the Company and amounts paid directly to vendors, is non-interest bearing, unsecured, and due on demand.

Other related party transactions include the following:

(a) As of July 31, 2020, the Company owes $56,824 (July 31, 2019 - $56,824) to a company controlled by the CEO of the Company. The debt bears interest at 5% per annum, is unsecured, and is due on demand. As of July 31, 2020, accrued interest of $17,689 (July 31, 2019 - $14,825) has been included in amounts due to related parties.

(b) As of July 31, 2020, the Company incurred and owes $90,000 (July 31, 2019 - $nil) to the CEO of the Company for accrued consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in related party accounts payable.

(c) As of July 31, 2020, the Company incurred $30,000 (2019- $nil) in consulting fees to the CTO and as of July 31, 2020 owes $15,000 (July 31, 2019 - $nil) to the CTO of the Company for accrued and unpaid consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in related party accounts payable.

(d) During the year ended July 31, 2020, the Company incurred $4,250 (2019 - $nil) in consulting fees to the CFO of the Company. The amount was paid and there is no balance due the CFO.

(e) As of July 31, 2020, the Company owes $35,000 (July 31, 2019 - $27,500) to a former director of the Company for accrued consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in related party accounts payable.

(f) As of July 31, 2020, the Company owes $67,500 (July 31, 2019 - $15,000) to the former CEO of a subsidiary of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in related party accounts payable.

(g) As of July 31, 2020, the Company owes $67,500 (July 31, 2019 - $15,000) to the former President of a subsidiary of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in related party accounts payable.

(h) As of July 31, 2020, the Company owes $27,144 (July 31, 2019 - $nil) to the former Chief Agricultural Operations Manager of the Company for consulting fees. The debt is non-interest bearing, unsecured, and due on demand and is included in related party accounts payable.

(i) Imputed interest of $154,074 for the year ended July 31, 2020 and $22,009 for the year ended July 31, 2019 has been recorded for the above related party debts.

9. Common Stock

Share Issuances

(a) On August 1, 2019, the Company issued 250,000 common shares to the CEO of the Company in exchange for services. The shares were valued at $370,000 based on OTC’s closing trade price on the date of the agreement.

(b) On August 1, 2019, the Company issued 50,000 common shares to the Chief Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued at $74,000 based on OTC’s closing trade price on the date of the agreement.

(c) On August 1, 2019, the Company issued 200,000 common shares to the Chief Project Manager of the Company in exchange for consulting services. The shares were valued at $296,000 based on OTC’s closing trade price on the date of the agreement.

(d) On August 1, 2019, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services. The shares were valued at $37,000 based on OTC’s closing trade price on the date of the agreement.

(e) On August 1, 2019, the Company issued 250,000 common shares to a non-related party in exchange for consulting services. The shares were valued at $370,000 based on OTC’s closing trade price on the date of the agreement.

(f) On August 1, 2019, the Company issued 50,000 common shares to Triton Funds LLC in exchange for consulting services. The shares were valued at $74,000 based on OTC’s closing trade price on the date of the agreement.

(g) On April 20, 2020, the Company issued 50,000 common shares to an Independent Director of the Company in exchange for consulting services. The shares were valued at $100,000 based on OTC’s closing trade price on the date of the agreement.

(h) On April 20, 2020, the Company issued 125,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The shares were valued at $250,000 based on OTC’s closing trade price on the date of the agreement.

(i) On April 20, 2020, the Company issued 125,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The shares were valued at $250,000 based on OTC’s closing trade price on the date of the agreement.

(j) On April 20, 2020, the Company issued 166,667 common shares to Triton Funds LP upon conversion of $50,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

(k) On May 8, 2020, the Company issued 214,286 common shares to Triton Funds LP upon conversion of $60,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

(l) On May 23, 2020, the Company issued 178,571 common shares to Triton Funds LP upon conversion of $50,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

(m) On June 8, 2020, the Company issued 153,846 common shares to Triton Funds LP upon conversion of $40,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

(n) On June 23, 2020, the Company issued 200,000 common shares to Triton Funds LP upon conversion of $50,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

(o) On July 14, 2020, the Company issued 200,000 common shares to the Chief Operating Officer of the Company in exchange for services. The shares were valued at $399,360 based on OTC’s closing trade price on the date of the agreement.

(p) On July 14, 2020, the Company issued 50,000 common shares to the Chief Financial Officer of the Company in exchange for services. The shares were valued at $63,500 based on OTC’s closing trade price on the date of the agreement.

(q) On July 14, 2020, the Company issued 125,000 common shares to the Senior Vice President of Corporate Development of the Company in exchange for consulting services. The shares were valued at $250,000 based on OTC’s closing trade price on the date of the agreement.

(r) On July 14, 2020, the Company issued 125,000 common shares to a Senior Vice President of Business Development – Agriculture Division of the Company in exchange for consulting services. The shares were valued at $250,000 based on OTC’s closing trade price on the date of the agreement.

(s) On July 14, 2020, the Company issued in the aggregate 60,000 common shares to two independent consultants in exchange for services. The shares were valued at $48,300 in the aggregate, based on OTC’s closing trade price on the date of their respective agreements.

(t) On July 22, 2020, the Company issued 321,576 common shares to Triton Funds LP upon conversion of $78,786 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note (see note 4(c)).

Stock Payable

On November 15, 2019, the Company agreed to issue 100,000 common shares to an Independent Director of the Company, William Creekmur, in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 50,000 of the shares on April 20, 2020. The remaining 50,000 shares valued at $100,000 have not been issued and are included in Stock payable as of July 31, 2020.

On July 1, 2020, the Company agreed to issue 200,000 common shares to an Advisor to the Company in exchange for consulting services. The shares were valued at $92,000 based on OTC’s closing trade price on the date of the agreement.

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

(b) On August 1, 2019, the Company entered into a consulting agreement with the CEO of the Company, Ron Loudoun, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and pursuant to which, the Company issued the CEO 250,000 shares of common stock of the Company. Additionally, the Company agreed to issue an additional 250,000 shares of common stock per year for the remaining two years of the agreement.

(c) On August 1, 2019, the Company entered into a consulting agreement with the Chief Project Manager, Greg Stinson, whereby the Company agreed to pay a signing bonus of $15,000 and a consulting fee of $7,500 per month for a period of five years. Pursuant to the agreement, the Company also issued the Consultant 200,000 shares of common stock of the Company.

(d) On August 1, 2019, the Company entered into a consulting agreement with the Assistant Agricultural Operations Manager, Carol Snyder, whereby the Company agreed to pay a signing bonus of $4,000 and a consulting fee of $2,000 per month for a period of year. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement. Pursuant to the agreement, the Company also issued the Consultant 25,000 shares of common stock of the Company.

(e) On November 15, 2019, the Company agreed to issue 100,000 common shares to an Independent Director of the Company, William Creekmur, in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 50,000 of the shares on April 20, 2020. The remaining 50,000 shares valued at $100,000 have not been issued and are included in Stock payable as of July 31, 2020.

(f) On February 13, 2020, the Company entered into a six-month (the “Initial Term”) consulting agreement with the CFO of the Company, Todd Mueller, whereby the Company agreed to pay a consulting fee of 100,000 shares, 50,000 shares would be delivered upon the execution of the agreement (certificated on July 14, 2020) and 50,000 delivered in six months based on the continuation of the agreement. Following the Initial Term, the Company and the Consultant may extend the Term for up to 5 years on similar terms and conditions by further agreement in writing to that effect. The Company may terminate this Agreement for any reason prior to the expiry of this Agreement with 30-day notice and full vesting of stock or stock options for the period of engagement. The Consultant may end this Agreement with 30 days written notice prior to the end of the term.

(g) On July 1, 2020, the Company agreed to issue 200,000 common shares to an Advisor to the Company in exchange for consulting services. The shares were valued at $92,000 based on OTC’s closing trade price on the date of the agreement.

There is currently no pending or threatened litigation.

11. Sales concentration

For the year ended July 31, 2020, 100% of our revenue is from the land use rental income from San Diego Gas and Electric Company in the amount of $161,374. The term of the rental agreement is in effect until December 2020 with a monthly payment of $17,600.

12. Income Taxes

The Company has net operating losses carried forward of $12,965,998 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 26.42% (2019 – 26.42%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2020	2019

Income tax recovery at statutory rate	$(1,622,931)	$(387,218)
Change in enacted tax rates	-	-
Change in valuation allowance	1,622,931	387,218

Provision for income taxes	$–	$–

The significant components of deferred income tax assets and liabilities as at July 31, 2020 and 2019 are as follows:

	2020	2019

Net operating losses carried forward	$2,722,859	1,099,928
Valuation allowance	(2,722,859)	(1,099,928)

Net deferred income tax asset	–	–

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

13. Subsequent Events

Effective August 1, 2020 (the “Effective Date”), the Company entered into an employment agreement (the “Agreement”) with Dr. Levan Darjania, PhD as the Company’s Chief Science Officer. Dr. Darjania is a seasoned and accomplished research and development (“R&D”) professional and program manager with over 26-years’ experience in biotechnology, pharmaceutical drug development (both industry and academia) and proven track record of success in developing and directing in-house and collaborative R&D programs, and forward-thinking strategic planning capabilities. Pursuant to the Agreement the Company has agreed to compensate Dr. Darjania an annual base salary of $250,000, and the issuance of 200,000 shares of common stock, of which 100,000 vested on the Effective Date and 100,000 vest six (6) months from the Effective Date.

On September 2, 2020, the Company issued 500,000 common shares to SRAX, Inc. (“SRAX”), in exchange for the right to use the SRAX Sequire platform.

The Company entered into an Equity Financing Agreement (the “Financing Agreement”) dated as of September 13, 2020 with GHS Investments, LLC (“GHS”) for an equity line. Although the Company is not required to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to GHS up to $25,000,000 worth of our common stock, in increments, over the period ending on the earlier of (i) the date GHS has purchased an aggregate of $25,000,000 of the Company’s common stock pursuant to the Financing Agreement, or (ii) the date that the registration statement for the registration of the secondary offering and resale of the shares to be acquired by GHS pursuant to the Financing Agreement is no longer in effect (the “Open Period”). Concurrently with the execution of the Financing Agreement, the Company issued to GHS 150,857 restricted shares of its Common stock (“Commitment Shares”) to offset transaction costs. The Commitment Shares are deemed earned upon the execution of the Financing Agreement.

The Company will sell shares of its common stock to GHS at a price equal to 100% of the lowest closing price of the Company’s common stock during the ten (10) consecutive trading day period ending on the date on which it delivers a put notice to GHS (the “Market Price”), and the Company will be obligated to simultaneously deliver the number of shares equal to120% of the put notice amount based on the Market Price. In addition, the Financing Agreement (i) imposes an ownership limitation on GHS of 4.99% (i.e., GHS has no obligation to purchase shares if it beneficially owns more than 4.99% of our common stock), (ii) requires a minimum of ten (10) trading days between put notices, and (iii) prohibits any single Put Amount from exceeding $500,000.

Concurrently therewith, the Company entered into a registration rights agreement with GHS, pursuant to which the Company agreed to file a registration statement with the SEC for the registration of the secondary offering and resale of the shares to be acquired by GHS pursuant to the Financing Agreement and the 150,857 Commitment Shares and to have the registration statement declared effective by the SEC at the earliest possible date. The registration statement was declared effective by the SEC on September 21, 2020.

On September 18, 2020 (the “Effective Date”), the Company entered into a Placement Agent and Advisory Services Agreement (the “Placement Agreement”) with Boustead Securities, LLC (“BSL”), an investment banking firm that advises clients on mergers and acquisitions, capital raises, and restructuring assignments in a wide array of industries and circumstances.

The initial term of this Agreement shall be exclusive for six (6) months from the Company’s delivery of an offering memorandum to BSL (the “Initial Term”). After the Initial Term, the term of the Placement Agreement will automatically be extended for additional successive one (1) year periods unless either party provides written notice to the other party of its intent not to so extend the term at least thirty (30) days before the expiration of the then current term. Under the terms of the Placement Agreement, the Company has agreed to issue to BSL an advisory fee of two hundred fifty thousand (250,000) common stock shares with an issuance date of the Effective Date.

On September 23, 2020, the Company issued 250,000 shares of common stock to the Company’s CEO, pursuant to his agreement dated August 1, 2019 (see Note 10(b)).

On September 23, 2020, the Company issued 200,000 shares of common stock pursuant to a consulting agreement dated July 1, 2020 (see Note 10(g)).

On September 23, 2020, the Company issued 50,000 shares to the Company’s CFO, pursuant to his consulting agreement dated February 13, 2020 (see Note 10(f)).

On September 23, 2020, the Company issued 140,000 shares of common stock to an independent third party in exchange for production equipment.

On September 23, 2020, the Company issued 50,000 shares of common stock in the aggregate to two independent third parties in exchange for production equipment.

On September 23, 2020, the Company issued in the aggregate 750,000 shares of common stock to eight (8) consultants for services.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of July 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name	Age	Position
Ronald Loudoun	57	Chief Executive Officer, President and director, June 1, 2017
Todd Mueller	59	Chief Financial Officer, February 15, 2020
Jeff Palumbo	39	Chief Technology Officer, August 30, 2019
Kyle MacKinnon	40	Chief Operating Officer, November 15, 2019
Jerry Halamuda	70	Senior Vice President, Agriculture Division, November 15, 2019
John Gildea	48	Senior Vice President, Corporate Development, November 15, 2019

Ronald Loudoun

President Chief Executive Officer and director

Mr. Loudoun has served as our President, Chief Executive Officer, Chief Financial Officer and director since June 1, 2017. Mr. Loudoun is a successful business strategist with more than 25 years of experience as a real estate agent and in business administration. For the seven years prior to this, Mr. Loudoun was a founder and director of Archer Cleantech Inc., a renewable energy project company based in Canada and pursuing projects abroad. The responsibilities included sourcing and identifying renewable project opportunities and negotiating related land leases and advancing the associated business development. Prior to this time, Mr. Loudoun was a licensed realtor historically and was involved in commercial property sales and development. In addition, from December 5, 2017 through January 30, 2018, for a period of fifty-five days, Mr. Loudoun served as an officer and director of Verde Science, Inc. Mr. Loudoun graduated with a Diploma of Administrative Management from BCIT in 1983 with an elective in Real Estate. He possesses an excellent background in new business development, multi-site operations, performance/quality improvement, administration and long-term planning. He has maintained a longstanding interest in both communicating the need for and sourcing new methods for conscious minded development and growth. Recognized as an astute and persuasive negotiator, Mr. Loudoun has a reputation for honesty and integrity and has the ability to successfully balance the risks of continual change and innovation through disciplined implementation. Capitalizing on his exceptional leadership qualities, out of the box thinking and real estate development expertise, Ron continues to develop innovative ideas that add significant value to any organization in which he is involved.

Todd Mueller

Chief Financial Officer

Mr. Mueller has served as our Chief Financial Officer since February 15, 2020. Prior to joining the Company, Mr. Mueller served as a fractional executive officer for his clientele for the past 16 years. During that time as a fractional executive officer, he accepted the Chief Financial Officer position with LifeMed Alaska, a medevac company held by two independent hospital systems from 2013 to 2015. LifeMed was previously a client of Mr. Mueller’s services. Prior to providing fractional services, Todd was Chief Financial Officer for USA Capital, LLC, a privately held equipment leasing company from 1998 to 2003. Mr. Mueller was the Corporate Controller for Asset Investors Corporation, a NYSE publicly held real estate investment trust from 1990 to 1997 and Director of Finance for Skyworld Airlines, a NASDAQ publicly held charter airline and travel club from 1987 to 1989. He worked for two nationally and internationally ranked CPA firms auditing both private and publicly held companies upon graduating from Wartburg College and earned a BA in Accounting and Business Management in 1983.

Jeff Palumbo

Chief Technology Officer

Mr. Palumbo has served as our Chief Technology Officer since August 30, 2018. Mr. Palumbo is an active entrepreneur with knowledge of technology and a passion for philanthropy which has led to his success in creating multiple platforms that empower publishers and merchants and engage consumers. For the past 20 years, he has extensive experience starting companies in the areas of entertainment, live streaming, augmented reality, virtual reality, development and Internet marketing. Mr. Palumbo is the founder of Y!RM/AMAZE, a celebrity fan engagement platform that leverages live streaming and augmented reality technologies to connect celebrities and fans together while also raising money for worthy causes. He has also developed platforms for several Fortune 1000 companies and continues to provide them with technology guidance. Mr. Palumbo is a mentor at a Top 10 U.S. technology incubator and another Virginia start-up community where he advises early-stage companies.

Kyle MacKinnon

Chief Operating Officer

Mr. MacKinnon has served as our Chief Operating Officer since November 15, 2019. Bringing to the table a multi-faceted and in-depth understanding of the CBD Industry, including vast knowledge of cannabis processing, Kyle will assist the company in all facets of day to day business operations. Previously, as the Business Development Manager for Advanced Extraction, a leader in CO2 Supercritical Fluid extraction systems, Kyle built relationships with some of the largest Cannabis companies in the world and helped to guide the company through rapid growth and regulatory challenges in the technology and processing sectors of the Cannabis industry. Mr. MacKinnon has been a licensed realtor in Toronto and has managed a personal real estate portfolio with holdings in multiple Countries. He has also owned his own import business, Danbury Imports. Kyle is a graduate of St. Mary’s University in Halifax, Nova Scotia, Canada. He graduated with a Bachelor of Commerce Degree and was the recipient of the Entrepreneur of the Year Award.

Jerry Halamuda

Senior Vice President, Agriculture Division

Mr. Halamuda has served as our Senior Vice President, Agriculture Division, since November 15, 2019. Over his extensive career in the agri/horticulture space, Mr. Halamuda has founded, managed and operated multiple successful companies. The most prominent of these businesses was Color Spot Nurseries, which he founded and acted as CEO, COO and president over a span of 37 years. Color Spot operated over 6,000 acres in multiple states, including 20 million feet of greenhouses, and employed a staff of over 5,000, all of which led to a business with an annual turnover in excess of $300 million. Halamuda brings a wealth of industry and management experience; his knowledge and expertise at scaling businesses will be a key component as he leads the growth of GRYN’s Agriculture Division.

John Gildea

Senior Vice President, Corporate Development

Mr. Gildea has served as our Senior Vice President, Corporate Development, since November 15, 2019. Mr. Gildea has more than 20 years of experience in the public and private markets. His expertise includes structuring, negotiating and effecting private and public financings and mergers and acquisitions, as well as marketing, public and investor relations. Through the course of his career, Gildea established a trusted and extensive network of equity and capital partners, with whom he has maintained successful and proven relationships over the years, resulting in multiple uplistings to higher exchanges and capital raises.

Director Qualifications

We considered Mr. Loudoun’s prior experience as a successful business strategist and in real estate, including his prior experience with Archer Cleantech, Inc., other renewable project opportunities, as well as experience with other start-up businesses and real estate development as important factors in concluding that he was qualified to serve as one of our directors.

Term of Office

Our directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is qualified and elected, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

None

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Advisory Board

The Company has established an advisory board to advise and assist our management in pursuing the Company’s strategy to advance in the hemp industry. The advisory board consists of the following individuals:

Bipin Patel BSc MSc PhD MBA

Dr. Patel is a biotech pharma entrepreneur with over 20 years of experience and a track record for building value across early-stage drug discovery, development and commercialization. Based in Cambridge, U.K., and highly regarded for his work in international pharmaceutical business development, Dr. Patel has established an extensive global big-pharma network across the U.S., Europe, Japan and China. He specializes in surfacing and shaping opportunities, securing finance, and driving assets to conclusion. He has held senior roles including CEO, CSO, COO, strategic council and board of directors, and has driven various initiatives such as drug discovery, preclinical and clinical development in numerous fields within the biotech industry. Dr. Patel has a strong business and commercial acumen with an aptitude for deal making and partnering.

Edwin Stoughton

Mr. Stoughton has a 40-year history of proven success in sales, marketing, construction management, development and consulting to management groups. He is a skilled executive with extensive direct experience in team building, constructive conflict resolution, and consensus management, which helped him build highly successful construction and development companies. Stoughton is currently the vice president and a current principal of Demcon Concrete Contractors Inc.

David Racz

Mr. Racz has held global, senior-level positions with distinguished pharmaceutical companies including Pfizer, GlaxoSmithKline and Novartis. Mr. Racz began his pharmaceutical career at Pfizer Pharmaceuticals where he became Vice President of Sales and Human Resources. Mr. Racz managed the largest expansion in Pfizer’s sale force in history. Shortly thereafter, SmithKlineBeecham recruited Mr. Racz to manage over 4,000 employees in 20 countries throughout Asia, Latin America, Australia and South Africa in Sales, Marketing and Research and Development. Mr. Racz was also a key member of the team responsible for orchestrating the unparalleled transcontinental merger of SmithKline and Beecham. In 2002, Mr. Racz was recruited by Novartis Pharmaceuticals as Senior Vice President North America. In this capacity, he delivered strategy and resource allocation for an $8 billion health care company and oversaw 14,000 global employees in Pharmaceutical Operations, Global Oncology, Manufacturing and R&D. Mr. Racz was Senior Vice President for Mona Vie Inc. (“Mona Vie”), the fastest growing private company in the food and beverage industry incorporated in 2003 with annual sales in excess of $942 million and growth of over 100% per quarter for a three-year period. In addition, Mr. Racz has served on various boards of both private and public companies, in the pharmaceutical, consumer brands and CBD space. His primary areas of expertise reside in aligning business strategy with operational strategy, management systems, as well as merger and acquisition related activities. Mr. Racz also served as a Medical Service Corp Officer in United States Army, achieving the rank of Major and was awarded numerous times for service and merit. He earned his BS from Wayne State University and his MS from Troy University.

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

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

Our board as a whole will consider executive officer compensation, and our entire board participates in the consideration of director compensation. Our board as a whole oversees our compensation policies, plans and programs, reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers, if any, and administers our equity incentive and stock option plans, if any.

Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary. Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, the Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during the fiscal year ended July 31, 2020.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the past two years ending July 31, 2020:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation

Ron Loudoun	CEO	2020	$0	$0	$90,000	$0	$0	$0	$370,000
		2019	$0	$0	$30,000	$0	$0	$0	$0

Todd Mueller	CFO	2020	$0	$0	$4,250	$0	$0	$0	$63,500

Employment Agreements

We have no employment agreement with Ronald Loudoun. However, on August 1, 2019, we entered into a consulting agreement with Mr. Loudoun to serve as President and Chief Executive Officer. The agreement is for an initial six month term, to be re-evaluated after six months, and provides for (i) an annual allocation of 250,000 options (priced at $0.50 per share with a term of three years) or common shares, and (ii) a monthly base fee of $7,500 per month during the term of the agreement, subject to adjustment on a quarterly basis by the Company and Mr. Loudoun. Mr. Loudoun is eligible to receive annual bonuses, in cash or in common shares, at the discretion of the board of directors. The agreement also provides for reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his services. The $7,500 per month is included in the Other Annual Compensation in the above table, The Company issued 250,000 shares which were valued at $1.48 per share ($370,000) based on the market price of the common stock on the date of the agreement and are included in the All Other Compensation in the above table.

We have no employment agreement with Todd Mueller. However, on February 13, 2020, the Company entered into a six-month (the “Initial Term”) consulting agreement with the CFO of the Company, Todd Mueller, whereby the Company agreed to pay a consulting fee of 100,000 shares, 50,000 shares would be delivered upon the execution of the agreement (certificated on July 14, 2020) and 50,000 delivered in six months based on the continuation of the agreement. Following the Initial Term, the Company and the Consultant may extend the Term for up to 5 years on similar terms and conditions by further agreement in writing to that effect. The Company may terminate this Agreement for any reason prior to the expiry of this Agreement with 30-day notice and full vesting of stock or stock options for the period of engagement. The Consultant may end this Agreement with 30 days written notice prior to the end of the term. Future allocations of shares will be determined by the compensation committee of the board of directors or, if none, the entire board of directors. In addition, Mr. Mueller is eligible to receive bonuses of at the discretion of the compensation committee of the board of directors or, if none, the entire board of directors. The agreement also provides for reimbursement for all reasonable travel and other out-of-pocket expenses incidental to his services, provided, however, that the Company has the right to pre-approve any expense that may reasonably be expected to exceed $1,000. The Company paid Mr. Mueller $4,250 during the year ended July 31, 2020 and is included in Other Annual Compensation in the above table. The Company valued the 50,000 shares of common stock at $63,500 based on OTC’s closing trade price on the date of the agreement and are included in the All Other Compensation in the above table.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 29, 2020 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of October 29, 2020, we had 41,918,638 shares of common stock outstanding.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this prospectus are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner (1)	Number Of Shares Beneficially Owned	Percentage Owned
	Officers and Directors:

Common Stock	Ron Loudoun (2)	22,012,320	52.51%
Common Stock	Todd Mueller	100,000	*
Common Stock	Jeff Palumbo	500,000	1.19%
Common Stock	Kyle MacKinnon	200,000	*
Common Stock	Jerry Halamuda	250,000	*
Common Stock	John Gildea	250,000	*

	All directors and officers as a group (6 persons)	23,312,320	55.62%

*	Less than 1%.

(1)	Unless otherwise noted, the address is c/o Green Hygienics Holdings Inc., 13795 Blaisdell Place, Suite 202, Poway, California 92064.
(2)	Includes 22,012,320 shares held by Alita Capital, Inc., of which Mr. Loudoun is the controlling shareholder.

Item 13. Certain Relationships and Related Transactions

With the exception of Ron Loudoun, none of our other directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us other than the transactions described below.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2020 and 2019, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2020	July 31, 2019

Audit Fees – M&K	$19.350	$6,759
Audit Related Fees	-	3,400
Tax Fees	-	-
All Other Fees	-	-
Total	$19,350	$10,159

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

Item 15. Exhibits

Exhibit No.	Description

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

3.3	Articles of Merger dated June 1, 2012 between of Green Hygienics Holdings Inc. and Takedown Entertainment, Inc., incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012.
3.4	Certificate of Change Pursuant to NRS 78.209, incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012.
3.5	Certificate of Amendment of Green Hygienics Holdings Inc., incorporated by reference to our Current Report on Form 8-K filed on February 21, 2013.
3.6	Certificate of Amendment of Green Hygienics Holdings Inc., incorporated by reference to our Registration Statement on Form S-1 filed on September 14, 2020 (File No. 333-248790).
3.7	Bylaws, incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008 (File No. 333-153510).
4.1	10% Convertible Promissory Note dated December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.
4.2	Common Stock Purchase Warrant dated December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.
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

10.5	Promissory Note Secured by Deed of Trust dated August 23, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 31, 2020.
10.6	Secured Promissory Note dated August 15, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 31, 2020.
10.7

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated October 18, 2019 by and between Green Hygienics Holdings, Inc. or Assignee, and Dos Molson LLC and Pat Reid, incorporated by reference to our Current Report on Form 8-K filed on October 25, 2019.

10.8	Consulting Agreement dated August 1, 2019 between Ronald Loudoun and Green Hygienics Holdings Inc., incorporated by reference to our Current Report on Form 8-K filed on January 31, 2020.
10.9	2011 Stock Plan, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011.
10.10	Consulting Agreement dated February 15, 2020 between Todd Mueller and Green Hygienics Holdings Inc., incorporated by reference to our Form 10-Q filed on June 15, 2020.
10.11

Equity Financing Agreement by and between Green Hygienics Holdings, Inc. and GHS Investments, LLC, dated September 13, 2020, incorporated by reference to our Registration Statement on Form S-1 filed on September 14, 2020 (File No. 333-248790).

10.12

Registration Rights Agreement by and between Green Hygienics Holdings, Inc. and GHS Investments, LLC, dated September 13, 2020, incorporated by reference to our Registration Statement on Form S-1 filed on September 14, 2020 (File No. 333-248790).

14	Code of Ethics of Takedown Entertainment, Inc. (now known as Green Hygienics Holdings Inc.), incorporated by reference to our Annual Report on Form 10-K filed on October 27, 2011.

31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Dated: October 29, 2020	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2020	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: October 29, 2020	/s/ Todd Mueller
Todd Mueller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

