Form 10-Q
period 2020-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2020-12-15
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Emerging growth company	☐
Smaller reporting company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 42,143,638 common shares issued and outstanding as of December 14, 2020.

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	October 31, 2020	July 31, 2020

ASSETS

Current Assets
Cash	$80,912	$40,538
Prepaid expenses	155,383	-
Inventory	291,928	-
Total Current Assets	528,223	40,538

Fixed Assets, net (Note 3)	4,914,320	4,727,464

Total Assets	$5,442,543	$4,768,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,134,957	$1,019,027
Accounts payable – related parties (Note 7)	333,323	302,144
Accrued interest payable	40,777	158,416
Deferred revenue	-	15,973
Current portion of long-term debt (Note 5)	514,528	510,311
Convertible note payable (Note 6)	-	171,213
Due to related parties (Note 7)	3,349,522	2,405,306
Total Current Liabilities	5,373,107	4,582,390

Long Term Liabilities
Notes payable (less current portion) (Note 5)	96,766	108,132
Mortgage payable (Note 5)	2,750,000	2,750,000
Second Mortgage payable (Note 5)	1,760,000	1,760,000
Total Long-Term Liabilities	4,606,766	4,618,132

Total Current and Long-Term Liabilities	9,979,873	9,200,522

Nature of operations and continuance of business (Note 1 and 2)
Commitments (Note 9)
Subsequent events (Note 11)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value 41,918,638 and 39,577,781 shares issued and outstanding	41,919	39,578
Stock payable	100,000	192,000
Additional paid-in capital	48,244,859	45,830,289
Deficit	(52,924,108)	(50,494,387)
Total Stockholder’s Deficit	(4,537,330)	(4,432,520)

Total Liabilities and Stockholder’s Deficit	$5,442,543	$4,768,002

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019

Rental Revenue	$40,954	$-

Operating Expenses
General and administrative	2,279,235	2,079,274

Total Operating Expenses	2,279,235	2,079,274

Loss Before Other Income (Expense)	(2,238,281)	(2,079,274)

Other Income (Expense)
Interest expense	(191,440)	(115,451)

Net Loss	$(2,429,721)	$(2,194,725)

Net Loss Per Share, Basic and Diluted	$(0.06)	$(0.06)

Weighted Average Shares Outstanding	40,956,924	37,473,868

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Deficit

Three months ended October 31, 2020

(Expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional Paid-In	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, July 31, 2020	39,577,781	$39,578	$45,830,289	$192,000	$(50,494,387)	$(4,432,520)

Imputed interest	-	-	76,778	-	-	76,778

Shares issued for services	2,000,000	2,000	1,994,050	(92,000)	-	1,904,050

Shares issued for prepaid expenses	150,857	151	155,232	-	-	155,383

Shares issued for acquisition of fixed assets	190,000	190	188,510	-	-	188,700

Net loss	-	-	-	-	(2,429,721)	(2,429,721)

Balance, October 31, 2020	41,918,638	$41,919	$48,244,859	$100,000	$(52,924,108)	$(4,537,330)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Deficit

Three months ended October 31, 2019

(Expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional Paid-In	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, July 31, 2019	36,657,835	$36,658	$42,089,489	$-	$(42,766,142)	$(639,995)

Imputed interest	-	-	18,633	-	-	18,633

Shares issued for services	825,000	825	1,220,175	-	-	1,221,000

Net loss	-	-	-	-	(2,194,725)	(2,194,725)

Balance, October 31, 2019	37,482,835	$37,483	$43,328,297	$-	$(44,960,867)	$(1,595,087)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
Operating Activities
Net loss	$(2,429,721)	$(2,194,725)
Imputed interest	76,778	18,633
Depreciation expense	30,177	13,350
Share based compensation	1,904,050	1,221,000
Non cash interest	716	-
Common stock issued for vehicles	1,500	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(5,000)
Inventory	(291,928)	-
Accrued interest payable	(117,639)	25,362
Accounts payable and accrued liabilities	119,609	56,258
Accounts payable - related party	27,500	60,336
Deferred revenue	(15,973)	-
Net Cash Used in Operating Activities	(694,931)	(804,786)

Investing Activities
Cash paid for purchase of fixed assets	(29,833)	(118,586)
Net Cash Used In Investing Activities	(29,833)	(118,586)

Financing Activities
Payments on discounted note payable	(171,213)	-
Proceeds from notes payable	-	297,638
Payments on related parties loans	(70,000)	-
Principle payments on notes payable	(7,149)	-
Advances from related parties	1,013,500	666,702
Net Cash Provided by Financing Activities	765,138	964,340

Increase in cash	40,374	42,965

Cash, Beginning of Period	40,538	3,253

Cash, End of Period	$80,912	$46,218

Supplemental Disclosures:
Interest paid	230,086	–
Income taxes paid	–	–
Non-Cash Transactions
Shares issued for prepaid expenses	155,383	-
Shares issued for stock payable	92,000	-
Shares issued for vehicles	188,700	-
Equipment financed through debt	-	183,031
Land acquired through debt	-	4,112,362
Deposit on acquisition of property	-	100,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

October 31, 2020

(Expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

Green Hygienics Holdings Inc. (the “Company”) was incorporated in the State of Nevada on June 12, 2008 as Silver Bay Resources, Inc. On June 30, 2010, the name was changed to Takedown Entertainment Inc. On July 24, 2012, the Company changed its name to Green Hygienics Holdings Inc.

The Company is an innovative, full-scope, science-driven, premium hemp cultivation and branding enterprise focused on the cultivation and processing of industrial hemp for cannabidiol (“CBD”). The Hemp Farming Act of 2018 removed hemp from Schedule I controlled substances (defined as cannabis with less than 0.3% THC), making it an ordinary agricultural commodity.

The Company’s business model includes generating revenues from the sale of hemp and premium-grade CBD products, creating trusted global consumer brands, developing valuable Intellectual Property, and growing the Company rapidly through strategic acquisitions. With direct regard to acquisitions, the Company acts as a business accelerator and a vertical integrator focusing to support rapid growth and development of companies with extraordinary potential.

A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. Federal, state, and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, matters related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, the adoption of work-from-home or shelter-in-place policies. and to generate sufficient cash flow to operate our business and meet our obligations. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

More generally, the COVID-19 pandemic has and is expected to continue to adversely affect economies and financial markets globally, leading to a continued economic downturn, which is expected to decrease spending generally and could adversely affect demand for our products. It is not possible at this time to estimate the full impact that COVID-19 will have on our business, as the impact will depend on future developments which are highly uncertain and cannot be predicted.

The extent to which our businesses may be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread, and treatment, including vaccines in various stages of development and federal approval, and related work and travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted at this time.

Going Concern

These condensed consolidated unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues since 2013. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of October 31, 2020, the Company has a working capital deficiency of $4,844,884 and has an accumulated deficit of $52,924,108. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. Certain amounts from the July 31, 2020 annual report have been reclassified to conform to the presentation used in the current period.

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

(e) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. In July 2020, the Company planted its first large scale hemp crops for cultivation. The planting covers approximately 120 acres of land and three greenhouses. During the three months ended October 31, 2020, the Company purchased additional seeds and nutrients to plant in its greenhouses to be later transferred into the fields. The Company determined to recognize these costs as inventory as of October 31, 2020. These costs included approximately $47,000 for seeds and nutrients and $245,000 on labor to prepare the fields, plant seeds and to begin harvesting. The Company anticipates harvesting and beginning to market and sell these crops during the fiscal year ending July 31, 2021.

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

(l) Revenue and Deferred Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As of the date of this report, the Company has not recognized any revenue related to the hemp production business.

For the three months ended October 31, 2020, revenue recognized of $40,954 is related to the land use rental income from San Diego Gas and Electric Company (“SDGE”). SDGE vacated the property in October 2020. As of July 31, 2020, the Company recorded deferred revenue of $15,973, representing a portion of the payment received in July 2020, that pertains to August 2020 rental income and accordingly has been recognized and is included in the revenue for the three months ended October 31, 2020.

(m) Leases

The Company evaluates lease assets and lease liabilities, (if any), pursuant to ASC 842, by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. As of the date of this report, the Company has no material transactions to report.

2. Significant Accounting Policies (continued)

(n) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of October 31, 2020, the Company does not have any potentially dilutive shares.

(o) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(p) Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the three months ended October 31, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

3. Prepaid expenses

On September 13, 2020, and concurrently with the execution of the Financing Agreement, the Company issued to GHS Investments, LLC, 150,857 restricted shares of its common stock (“Commitment Shares”) to offset transaction costs. The shares were valued at $155,383 based on OTC’s closing trade price on the date of the agreement and were recorded as a prepaid expense on the condensed consolidated balance sheets presented herein. The expense will be recognized upon the Company selling shares of common stock to GHS under the equity line (see Note 9 (o)).

4. Fixed Assets

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

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2020	Additions	Accumulated Depreciation	Balance at October 31, 2020

Production equipment	5 years	$359,909	$187,200	$(89,692)	$457,417
Furniture and office equipment	5 years	8,102	-	(2,027)	6,075
Buildings and improvements	15 years	225,167	29,833	(16,534)	238,466
Land		4,212,362	-	-	4,212,362
		$4,805,540	$217,033	$(108,253)	$4,914,320

Fixed asset costs are being depreciated using the straight-line method based on the useful life of the asset. Depreciation expenses was $30,177 and $13,350 for the three months ended October 31, 2020, and 2019, respectively.

5. Loans Payable

The Company has the following notes payable outstanding as of October 31, 2020, and July 31, 2020:

	October 31, 2020	July 31, 2020
Promissory Note payable, interest at 10%, matured December 19, 2019, in default	$24,989	$24,989
Secured Promissory Note payable, interest at 15%, matures August 15, 2024.	1,760,000	1,760,000
Secured Promissory Note payable, interest at 6%, matures August 23, 2024	2,750,000	2,750,000
Promissory Note, interest at 5.66%, matures October 1, 2023	141,455	148,604
Paycheck Protection Program loan	444,850	444,850
Sub- total notes payable	5,121,294	5,128,443
Less long-term portion	4,606,766	4,618,132
Current portion of notes payable	$514,258	$510,311

On June 18, 2019, the Company entered into a Promissory Note with a face value of $155,250, with a non-related third party. The note was initially due July 19, 2019, however the parties agreed to extend the note for six months pursuant to the terms of the note. The extension also carries a 10% interest rate. This note is in default, and the Company is currently in negotiations to extend the maturity date.

On August 15, 2019, the Company entered into a Secured Promissory Note with a face value of $1,760,000, with a non-related party. The note requires monthly payments of interest only at the rate of 15% per annum. The note is secured by a second charge on the Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 15, 2024.

On August 23, 2019, the Company entered into a Secured Promissory Note with a face value of $2,750,000, with a non-related party. The note requires monthly payments of interest only at the rate of 6% per annum. The note is secured by a Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is August 23, 2024.

On September 12, 2019, the Company entered into a Promissory Note with a face value of $183,031 with a non-related party for the purchase of equipment. The note requires monthly payments of $4,290 including interest at the rate of 5.66% per annum for a period of 48 months commencing November 1, 2019. The loan is secured by a collateral charge on production equipment. Of the amount owed, $44,689 is included in current liabilities and $96,766 is included in long-term liabilities on the consolidated balance sheet resented herein.

On April 30, 2020 the Company received loan proceeds in the amount of $444,850 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company believes it has used the proceeds for purposes consistent with the PPP, however, we cannot assure you that the Company will be eligible for forgiveness of the loan, in whole or in part.

6. Convertible Note Payable

On December 19, 2019, the Company entered into an securities purchase agreement, which was amended on January 8, 2020 (collectively, the “SPA”) with Triton Funds, LP, an accredited investor (“Triton”), pursuant to which the Company issued and sold to Triton (i) a discounted convertible promissory note (the “Note”) in the aggregate principal amount of up to $750,000, due June 30, 2020, bearing interest at a rate of ten percent (10%) per annum and convertible into shares of the Company’s common stock at a conversion price of $2.50 per share and (ii) a common stock purchase warrant (the “Warrant”), exercisable for two (2) years, to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $3.00 per share, subject to adjustment, for an aggregate purchase price of $600,000. If not exercised, the Warrant will expire at 5:00 pm EST on December 31, 2021. The Note can be prepaid at any time by paying 110% of the then outstanding principal, interest, default interest (if any), and any other amounts then due under the Note. The Note is initially convertible at a price per share equal to $2.50 (the “Fixed Conversion Price”); provided, however, that during the continuance of an event of default under the Note, the conversion price shall be equal to 75% of the lowest trading price of the Company’s common stock during the 30 trading days prior to conversion.

On December 31, 2019, Triton paid an initial purchase price of $100,000 at the initial closing. The Company received net proceeds of $85,000 after paying fees of $15,000. On February 20, 2020, Triton paid the purchase price balance of $500,000. The original issue discount on the Note is a total of $150,000. On March 31, 2020, the Company and Triton entered into a Modification Agreement, pursuant to which (i) the Company paid $250,000 of the principal amount of the Note, bringing the principal balance of the Note on that date to $500,000, (ii) the maturity date of the Note was extended to August 20, 2020, (iii) the conversion price of the Note was established as 75% of the lowest trading price of our common stock during the 30 trading days prior to conversion, and (iv) the minimum volume weighted price requirement of the Note was deleted. As of July 31, 2020, the principal balance of the Note was $171,213. On August 19, 2020, the Company paid the remaining principal and accrued and unpaid interest in the aggregate of $200,000 and as of that date the note balance is $-0-.

7. Related Party Transactions

Controlling Shareholder

As of October 31, 2020, Alita Capital, Inc., together with its affiliates (collectively, “Alita”), is the controlling shareholder of the Company’s common stock, as Alita owns approximately 52.5% of our issued and outstanding common stock, Accordingly, Alita has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. Alita is controlled by Mr. Ron Loudoun, the Company’s Chief Executive Officer.

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

During the three months ended October 31, 2020, Alita made advances to the Company (including direct payments to vendors) and received reimbursements from the Company as follows:

Balance July 31, 2020	$2,405,306
Advances	1,014,216
Reimbursements	(70,000)
Balance October 31, 2020	$3,349,522

The above balances as of October 31, 2020, and July 31, 2020, are presented in due to related parties on the condensed consolidated balance sheets presented herein. Imputed interest of $76,778 and $18,633 for the three months ended October 31, 2020, and 2019, respectively, has been recorded for the above related party debts with the offset to additional paid in capital.

Management Fees and accounts payable – related parties

For the three months ended October 31, 2020, and 2019, the Company recorded expenses to its officers and former officers in the following amounts:

	Three months ended October 31, 2020	Three months ended October 31, 2019
CEO, parent	$22,500	$22,500
Chief Technology Officer	7,500	7,500
Chief Operating Officer	22,500	-
Former CEO, subsidiary	-	22,500
Former President, subsidiary	-	22,500
Former Director	-	7,500
	$52,500	$82,500

For the three months ended October 31, 2020, the activity for expenses recognized expenses and payments to officers and former officers as follows:

	Balance at July 31, 2020	Additions	Payments	Balance at October 31, 2020
CEO, parent	$90,000	$22,500	$-	$112,500
Chief Technology Officer	15,000	7,500	10,000	12,500
Chief Operating Officer	-	26,179	15,000	11,179
Former CEO, subsidiary	67,500	-	-	67,500
Former President, subsidiary	67,500	-	-	67,500
Former Chief Agricultural Officer, subsidiary	27,144	-	-	27,144
Former Director	35,000	-	-	35,000
	$302,144	$56,179	$25,000	$333,323

All of the above amounts are non-interest bearing, unsecured and due on demand, and are presented in accounts payable related parties on the condensed consolidated balance sheets presented herein.

Other

On September 21, 2020, the Company issued 50,000 shares of common stock in the aggregate to two relatives of our Chief Project Manager (the “CPM”) in exchange for production equipment, pursuant to a Stock Purchase Agreement dated September 3, 2020, with an effective date of January 31, 2020. The shares were valued at $51,500 based on OTC’s closing trade price on the date of the agreement (see Note 8).

8. Share Issuances

On September 2, 2020, the Company issued 500,000 common shares to SRAX, Inc. (“SRAX”), in exchange for the right to use the SRAX Sequire platform, pursuant to a Platform Account Contract dated August 4, 2020. The shares were valued at $355,550 based on OTC’s closing trade price on the date of the agreement.

On September 13, 2020, and concurrently with the execution of the Financing Agreement, the Company issued to GHS Investments, LLC, 150,857 restricted shares of its Common stock (the “Commitment Shares”) to offset transaction costs (see Note 9 (o)). The shares were valued at $155,383 based on OTC’s closing trade price on the date of the agreement and were recorded as a prepaid expense on the condensed consolidated balance sheets presented herein. The expense will be recognized upon the Company selling shares of common stock to GHS under the equity line (see Note 9 (o)).

On September 21, 2020, the Company issued 250,000 shares of common stock to the CEO of the Company in exchange for consulting services, pursuant to his agreement dated August 1, 2019 (see Note 9 (b)). The shares were valued at $370,000 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 100,000 shares of common stock to the Company’s CPM in exchange for consulting services, pursuant to his consulting agreement dated August 1, 2019 (see Note 9 (c)). The shares were valued at $148,000 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 50,000 shares of common stock in the aggregate to two relatives of our CPM in exchange for production equipment, pursuant to a Stock Purchase Agreement dated September 3, 2020, with an effective date of January 31, 2020. The shares were valued at $51,500 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 100,000 shares of common stock to the Chief Science Officer of the Company pursuant to his employment agreement dated August 1, 2020 (see Note 9 (l)). The shares were valued at $87,250 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services, pursuant to her consulting agreement dated August 1, 2019 (see Note 9 (e)). The shares were valued at $37,000 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 200,000 shares of common stock pursuant to a consulting agreement dated July 1, 2020. The value of the shares of $92,000 was recorded against stock payable.

On September 21, 2020 and under the terms of the Placement Agreement dated September 18, 2020, with Boustead Securities LLC (“BSL”), the Company issued to BSL an advisory fee of two hundred fifty thousand (250,000) shares of common stock (see Note 9 (p)). The shares were valued at $187,500 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 50,000 shares to the Company’s CFO, pursuant to his consulting agreement dated February 13, 2020 (see Note 9 (i)). The shares were valued at $60,750 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 50,000 shares of common stock to a consultant for advice on real estate acquisitions, pursuant to his consulting agreement (see Note 9 (n)). The shares were valued at $58,500 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 125,000 shares of common stock to a consultant for advisory services to the Board of Directors of the Company, pursuant to his consulting agreement (see Note 9 (j)). The shares were valued at $113,750 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 125,000 shares of common stock to a consultant for advisory services to the Board of Directors of the Company, pursuant to his consulting agreement (see Note 9 (k)). The shares were valued at $113,750 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 100,000 shares of common stock to a consultant for services, pursuant to his agreement dated February 1, 2020 (see Note 9 (h)). The shares were valued at $187,000 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 125,000 shares of common stock to a shareholder for advisory services to the Company, pursuant to his consulting agreement August 1, 2019 (see Note 9 (d)). The shares were valued at $185,000 based on OTC’s closing trade price on the date of the agreement.

On September 29, 2020, the Company issued 140,000 shares of common stock to a non-related third party for the purchase of farm vehicles, pursuant to a Stock Purchase Agreement dated July 27, 2020, and effective June 1, 2020. The shares were valued at $137,200 based on OTC’s closing trade price on the effective date of the agreement.

9. Commitments/Contingencies

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

(b)

On August 1, 2019, the Company entered into a consulting agreement with the CEO of the Company, Ron Loudoun, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and pursuant to which, the Company issued the CEO 250,000 shares of common stock of the Company. Additionally, the Company agreed to issue an additional 250,000 shares of common stock per year for the remaining two years of the agreement. Pursuant to the agreement, during the three months ended October 31, 2020, the Company issued 250,000 shares of restricted common stock.

(c)

On August 1, 2019, the Company entered into a consulting agreement with the Chief Project Manager, Greg Stinson, whereby the Company agreed to pay a signing bonus of $15,000 and a consulting fee of $7,500 per month for a period of five years. Pursuant to the agreement, the Company also agreed to annually issue to the Consultant 200,000 shares of common stock of the Company. Pursuant to the agreement, during the three months ended October 31, 2020, the Company issued 100,000 shares of restricted common stock.

(d)

On August 1, 2019, the Company entered into a consulting agreement with a shareholder. Pursuant to the agreement, the consultant will provide general advisory services, strategic planning advice and support. The Company agreed to issue to the consultant 125,000 shares of restricted common stock of the Company on the one- year anniversary of the agreement. The shares were issued September 21, 2020.

(e)

On August 1, 2019, the Company entered into a consulting agreement with the Assistant Agricultural Operations Manager, Carol Snyder, whereby the Company agreed to pay a signing bonus of $4,000 and a consulting fee of $2,000 per month for a period of year. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement. Pursuant to the agreement, the Company also issued the Consultant 25,000 shares of common stock of the Company. Pursuant to the agreement, during the three months ended October 31, 2020, the Company issued 25,000 shares of restricted common stock.

(f)

On November 15, 2019, the Company agreed to issue 100,000 common shares to a former Independent Director of the Company, William Creekmur, in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 50,000 of the shares on April 20, 2020. The remaining 50,000 shares valued at $100,000 have not been issued and are included in Stock payable as of October 31, 2020, and July 31, 2020.

(g)

On November 15, 2019 (the “Effective Date”), the Company entered into a Consulting Agreement with Kyle MacKinnon (the “Consultant”). Pursuant to the agreement, the Consultant is to fulfill the role of Chief Operating Officer (the “COO”) of the Company. The Company agreed to compensate the Consultant $7,500 per month and issue 200,000 shares of restricted common stock annually. Each year, the first 100,000 shares are to be issued on the Effective Date and subsequent anniversary dates and an additional 100,000 shares are to be issued six (6) months thereafter.

(h)

On February 1, 2020 (the “Effective Date”), the Company entered onto a Consulting Agreement with David Racz (the “Consultant”) as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the Consultant is to provide among other matters, strategic planning and general advisory services. The Consultant is to be issued 100,000 shares of restricted common stock, of which 50,000 were due on the Effective Date. On September 21, 2020, the Company issued 100,000 shares of restricted common stock.

(i)

On February 13, 2020, the Company entered into a six-month (the “Initial Term”) consulting agreement with the CFO of the Company, Todd Mueller, whereby the Company agreed to pay a consulting fee of 100,000 shares, 50,000 shares would be delivered upon the execution of the agreement (certificated on July 14, 2020) and 50,000 delivered in six months based on the continuation of the agreement. Following the Initial Term, the Company and the Consultant may extend the Term for up to 5 years on similar terms and conditions by further agreement in writing to that effect. The Company may terminate this Agreement for any reason prior to the expiry of this Agreement with 30-day notice and full vesting of stock or stock options for the period of engagement. The Consultant may end this Agreement with 30 days written notice prior to the end of the term. On September 21, 2020, the Company issued 50,000 shares of restricted common stock.

(j)

On July 23, 2020 (the “Effective Date”), the Company entered onto a Consulting Agreement with Joseph D. Kowal (the “Consultant”) as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the Consultant is to provide among other matters, general advisory services, strategic planning and financial planning services. The Consultant is to receive a monthly fee of $6,000 and to be issued 500,000 shares of restricted common stock. The shares are to be issued in quarterly installments of 125,000 beginning on the Effective Date and every 90 days thereafter. The initial 125,000 shares were issued on September 21, 2020. Pursuant to the terms of the agreement, the Company terminated the agreement on October 21, 2020 (the “termination Date”). As of the Termination Date, there are no additional shares due to the Consultant.

(k)

On July 23, 2020 (the “Effective Date”), the Company entered onto a Consulting Agreement with Ralph Olson (the “Consultant”) as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the Consultant is to provide among other matters, general advisory services, strategic planning and financial planning services. The Consultant is to receive a monthly fee of $6,000 and to be issued 500,000 shares of restricted common stock. The shares are to be issued in quarterly installments of 125,000 beginning on the Effective Date and every 90 days thereafter. The initial 125,000 shares were issued on September 21, 2020. Pursuant to the terms of the agreement, the Company terminated the agreement on October 21, 2020 (the “termination Date”). As of the Termination Date, there are no additional shares due to the Consultant.

(l)

Effective August 1, 2020 (the “Effective Date”), the Company entered into an employment agreement (the “Agreement”) with Dr. Levan Darjania, PhD as the Company’s Chief Science Officer. Dr. Darjania is a seasoned and accomplished research and development (“R&D”) professional and program manager with over 26-years’ experience in biotechnology, pharmaceutical drug development (both industry and academia) and proven track record of success in developing and directing in-house and collaborative R&D programs, and forward-thinking strategic planning capabilities. Pursuant to the Agreement the Company has agreed to compensate Dr. Darjania an annual base salary of $250,000, and the issuance of 200,000 shares of common stock, of which 100,000 vested on the Effective Date and 100,000 vest six (6) months from the Effective Date. The initial 100,000 shares were issued on September 21, 2020.

(m)

On August 18, 2020, the Company entered into a one-year Consulting Agreement with a non-related third party (the “Consultant”). Pursuant to the terms of the agreement; the Consultant will provide assistance in the Company’s public reporting responsibilities and other matters as may be requested by the Board of Directors of the Company. The Company has agreed to compensate the Consultant $5,000 per month and after ninety (90) days issue the Consultant $75,000 of restricted common stock, based on the market price of the common stock on that date.

(n)

On September 1, 2020, the Company entered into a one- year Consulting Agreement with a consultant to provide advice on real-estate acquisitions. On September 21, 2020, pursuant to the terms of the agreement, the Company issued 50,000 shares of restricted common stock to the consultant.

(o)

On September 13, 2020, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) with GHS Investments, LLC (“GHS”) for an equity line. Although the Company is not required to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to GHS up to $25,000,000 worth of our common stock, in increments, over the period ending on the earlier of (i) the date GHS has purchased an aggregate of $25,000,000 of the Company’s common stock pursuant to the Financing Agreement, or (ii) the date that the registration statement for the registration of the secondary offering and resale of the shares to be acquired by GHS pursuant to the Financing Agreement is no longer in effect (the “Open Period”). Concurrently with the execution of the Financing Agreement, on September 13, 2020, the Company issued to GHS 150,857 restricted shares of its Common stock (“Commitment Shares”) to offset transaction costs. The Commitment Shares are deemed earned upon the execution of the Financing Agreement.

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

(p)

On September 18, 2020 (the “Effective Date”), the Company entered into a Placement Agent and Advisory Services Agreement (the “Placement Agreement”) with Boustead Securities, LLC (“BSL”), an investment banking firm that advises clients on mergers and acquisitions, capital raises, and restructuring assignments in a wide array of industries and circumstances.

The initial term of this Agreement shall be exclusive for six (6) months from the Company’s delivery of an offering memorandum to BSL (the “Initial Term”). After the Initial Term, the term of the Placement Agreement will automatically be extended for additional successive one (1) year periods unless either party provides written notice to the other party of its intent not to so extend the term at least thirty (30) days before the expiration of the then current term. Under the terms of the Placement Agreement, the Company issued to BSL an advisory fee of two hundred fifty thousand (250,000) shares of restricted common stock on September 21, 2020.

There is currently no pending or threatened litigation.

10. Sales concentration

For the three months ended October 31, 2020, 100% of our revenue of $40,954 is from the land use rental income from SDGE (see Note 2). SDGE vacated the property in October 2020.

11. Subsequent Events

On November 15, 2020, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated November 15, 2019, for services performed as COO of the Company (see Note 9 (g)).

On November 15,2020, the Company issued 125,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated August 18, 2020 (see Note 9 (m)).

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

The Company is an innovative, full-scope, science-driven, premium hemp cultivation and branding enterprise focused on the cultivation and processing of industrial hemp for cannabidiol (“CBD”). The Hemp Farming Act of 2018 removed hemp from Schedule I controlled substances (defined as cannabis with less than 0.3% THC), making it an ordinary agricultural commodity.

The Company’s business model includes generating revenues from the sale of hemp and premium-grade CBD products, creating trusted global consumer brands; developing valuable IP, and growing the Company rapidly through strategic acquisitions. With direct regard to acquisitions, the Company acts as a business accelerator and a vertical integrator focusing to support rapid growth and development of companies with extraordinary potential.

The independent auditors’ report on our financial statements for the years ended July 31, 2020, and 2019, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited condensed consolidated financial statements filed herein.

While our unaudited condensed consolidated financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended October 31, 2020, and 2019.

Revenues

We recognized $40,954 in revenue for the three months ended October 31, 2020, from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment. The tenant vacated the property in October 2020. The Company plans to continue to seek other additional similar license agreements or sub-leases of our properties.

In June and July 2020, the Company planted its seasonal large-scale outdoor hemp crop as well as its first indoor test crop in three greenhouses. During the three months ended October 31, 2020, the Company purchased additional seeds and nutrients. As of the date of this report, the Company has harvested approximately 110,000 lbs. of flower and biomass.

The Company is currently in the process of drying and curing these harvested crops and plans to market and sell these crops during this fiscal year at market prices based on market demand.  The Company seeks to sell at optimal market pricing in order to maximize potential revenues. Some of these crops will be sold as flower and finished smokable products, whereas some crops will be processed into higher valued oils, isolate, and other processed products. We intend to sell the crops, whether in raw form or as processed goods, through wholesale channels as well as through the Company’s upcoming e-commerce site under the Sol Valley Ranch brand.

Additionally, new greenhouse plantings are planned for calendar quarter ending April 30, 2021, with a total of three indoor crops planned for each calendar year. The Company expects to plant an expanded outdoor crop during this fiscal year for two crops; however, revenues from these crops are not expected until the following fiscal year.

Operating Expenses

Operating expenses for the three months ended October 31, 2020 increased to $2,279,235 compared to $2,079,274 for the three months ended October 31, 2019. These expenses consisted of stock-based compensation, consulting and business development costs, supplies, payroll and subcontractor expenses, and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports as follows:

	Three Months Ended
	October 31, 2020	October 31, 2019	Change
Expenses:
Consulting and business development	$85,991	$88,488	$(2,497)
Related party fees and expenses	52,500	82,500	(30,000)
Stock based compensation	1,904,050	1,221,000	683,050
Supplies	87,292	392,516	(305,244)
Payroll and subcontractor expenses	4,746	227,020	(222,274)
Depreciation	30,177	13,350	16,827
General and administrative, other	114,479	54,400	60,079
Total	$2,279,235	$2,079,274	$199,941

This increase is primarily due to stock-based compensation expenses partially offset by reduced supplies and payroll and subcontractor expenses for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. During the three months ended October 31, 2019, supplies (predominantly seeds and nutrients) and labor were expensed as the Company was planting for the first time. For the three months ended October 31, 2020, the Company recorded as work in process inventory the seeds and nutrients as well as the labor, as it became apparent that the seeding and planting done this season has yielded a successful harvest.

Stock compensation expense for the three months ended October 31, 2020 was the result of the following issuances:

•

On September 2, 2020, the Company issued 500,000 common shares to SRAX, Inc. (“SRAX”), in exchange for the right to use the SRAX Sequire platform, pursuant to a Platform Account Contract dated August 4, 2020. The shares were valued at $355,550 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 250,000 shares of common stock to the CEO of the Company in exchange for consulting services, pursuant to his agreement dated August 1, 2019 (see Note 9 (b)). The shares were valued at $370,000 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 100,000 shares of common stock to the Chief Project Manager of the Company in exchange for consulting services, pursuant to his consulting agreement dated August 1, 2019 (see Note 9 (c)). The shares were valued at $148,000 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 100,000 shares of common stock to the Chief Science Officer of the Company pursuant to his employment agreement dated August 1, 2020 (see Note 9 (l)). The shares were valued at $87,250 based on OTC’s closing trade price on the date of the agreement.

18

•

On September 21, 2020, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services, pursuant to her consulting agreement dated August 1, 2019 (see Note 9 (e)). The shares were valued at $37,000 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020 and under the terms of the Placement Agreement dated September 18, 2020, with Boustead Securities LLC (“BSL”)., the Company issued to BSL an advisory fee of two hundred fifty thousand (250,000) shares of common stock (see Note 9 (p)). The shares were valued at $187,500 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 50,000 shares to the Company’s CFO, pursuant to his consulting agreement dated February 13, 2020 (see Note 9 (i)). The shares were valued at $60,750 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 50,000 shares of common stock to a consultant for advice on real estate acquisitions, pursuant to his consulting agreement (see Note 9 (n)). The shares were valued at $58,500 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 125,000 shares of common stock to a consultant for advisory services to the Board of Directors of the Company, pursuant to his consulting agreement (see Note 9 (j)). The shares were valued at $113,750 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 125,000 shares of common stock to a consultant for advisory services to the Board of Directors of the Company, pursuant to his consulting agreement (see Note 9 (k)). The shares were valued at $113,750 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 100,000 shares of common stock to a consultant for services, pursuant to his agreement dated February 1, 2020 (see Note 9 (h)). The shares were valued at $187,000 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 125,000 shares of common stock to a shareholder for advisory services to the Company, pursuant to his consulting agreement August 1, 2019 (see Note 9 (d)). The shares were valued at $185,000 based on OTC’s closing trade price on the date of the agreement.

For the three months ended October 31, 2019, the Company issued 825,000 shares of common stock and recorded stock-based compensation expense of $1,221,000.

General and administrative expenses increased by $60,079 for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The increase was predominantly comprised of increase in professional fees and security services of approximately $33,000 and $20,000 respectively.

Other Income (Expenses)

Interest expense for the three months ended October 31, 2020, was $191,440, compared to $115,451 for the three months ended October 31, 2019. Included in the increase is the imputed interest expense of $76,778 and $18,633 for the three months ended October 31, 2020, and 2019, respectively, on the amount owed to a related party.

Net loss

The net loss for the three months ended October 31, 2020, was $2,429,721 compared to $2,194,725 for the three months ended October 31, 2019. The increase is a result of the changes discussed above.

Liquidity and Capital Resources

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to most other countries and infections have been reported globally. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but it may have a material adverse impact on our business, financial condition and results of operations. Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Currently, we have limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business. Additional capital will be required to meet our debt obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results.

For the three months ended October 31, 2020, we primarily funded our business operations with $1,013,500 of proceeds and amounts paid directly from related parties. Of the proceeds, $171,213 was used for repayment of a convertible note, $7,149 for repayments on notes payable and $70,000 was paid back to related parties.

Working Capital

	October 31, 2020	July 31, 2020

Current Assets	$528,223	$40,538
Current Liabilities	5,373,107	4,582,390
Working Capital (Deficit)	$(4,844,884)	$(4,541,852)

Cash was $80,912 and $40,538 as of October 31, 2020, and July 31, 2020, respectively. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, liabilities to related parties and notes payable.

Cash Flows

	Three months Ended October 31, 2020	Three months Ended October 31, 2019

Net cash used in operating activities	$(694,931)	$(804,786)
Net cash used in investing activities	(29,833)	(118,586)
Net cash provided by financing activities	765,138	964,340
Net change in cash	$40,374	$42,965

With our current cash balance will be unable to sustain operations for the next twelve months. We need to raise additional funds by issuing new debt or equity securities or otherwise. Other than amounts received from related parties, we have raised no funds during the current quarter. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated limited revenue to date. The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations.

We estimate that our expenses over the next 12 months will be approximately $2,600,000, comprised of $2,400,000 in operating expenses and $200,000 in investing activities. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

We anticipate continuing to rely on equity sales and grants of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Except as described below, we presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

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

We can sell shares of our common stock to GHS at a price equal to 100% of the lowest closing price of our common stock during the ten (10) consecutive trading day period ending on the date on which we deliver a put notice to GHS (the “Market Price”), and we will be obligated to simultaneously deliver the number of shares equal to120% of the put notice amount based on the Market Price. In addition, the Financing Agreement (i) imposes an ownership limitation on GHS of 4.99% (i.e., GHS has no obligation to purchase shares if it beneficially owns more than 4.99% of our common stock), (ii) requires a minimum of ten (10) trading days between put notices, and (iii) prohibits any single Put Amount from exceeding $500,000. As of the date of this report, the Company has not sold any shares to GHS.

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

The initial term of this Agreement shall be exclusive for six (6) months from the Company’s delivery of an offering memorandum to BSL (the “Initial Term”). After the Initial Term, the term of the Placement Agreement will automatically be extended for additional successive one (1) year periods unless either party provides written notice to the other party of its intent not to so extend the term at least thirty (30) days before the expiration of the then current term. Pursuant to the terms of the Placement Agreement, the Company issued to BSL an advisory fee of two hundred fifty thousand (250,000) common stock shares with an issuance date of the Effective Date.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2020, the Company does not have any potentially dilutive shares.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer  to allow for timely decisions regarding required disclosure.

As of October 31, 2020, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

M&K CPAs, our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 2, 2020, the Company issued 500,000 common shares to SRAX, Inc. (“SRAX”), in exchange for the right to use the SRAX Sequire platform, pursuant to the Platform Account Contract dated August 4, 2020.

On September 13, 2020, and concurrently with the execution of the Financing Agreement, the Company issued to GHS Investments, LLC., 150,857 restricted shares of its Common stock.

On September 21, 2020, the Company issued 250,000 shares of common stock to the CEO of the Company in exchange for consulting services, pursuant to his agreement dated August 1, 2019.

On September 21, 2020, the Company issued 100,000 shares of common stock to the Chief Project Manager of the Company in exchange for consulting services, pursuant to his consulting agreement dated August 1, 2019.

On September 21, 2020, the Company issued 25,000 shares of common stock to an independent third party in exchange for production equipment, pursuant to a Stock Purchase Agreement dated September 3, 2020.

On September 21, 2020, the Company issued 25,000 shares of common stock to an independent third party in exchange for production equipment, pursuant to a Stock Purchase Agreement dated September 3, 2020.

On September 21, 2020, the Company issued 100,000 shares of common stock to the Chief Science Officer of the Company pursuant to his employment agreement dated August 1, 2020.

On September 21, 2020, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services, pursuant to her consulting agreement dated August 1, 2019.

On September 21, 2020, the Company issued 200,000 shares of common stock pursuant to a consulting agreement dated July 1, 2020. The value of the shares of $92,000 was recorded in stock payable,

On September 21, 2020 and under the terms of the Placement Agreement dated September 18, 2020, with Boustead Securities LLC (“BSL”), the Company issued to BSL an advisory fee of two hundred fifty thousand (250,000) shares of common stock.

On September 21, 2020, the Company issued 50,000 shares to the Company’s CFO, pursuant to his consulting agreement dated February 13, 2020.

On September 21, 2020, the Company issued 50,000 shares of common stock to a consultant for advice on real estate acquisitions, pursuant to his consulting agreement.

On September 21, 2020, the Company issued 125,000 shares of common stock to a consultant for advisory services to the Board of Directors of the Company, pursuant to his consulting agreement.

On September 21, 2020, the Company issued 125,000 shares of common stock to a consultant for advisory services to the Board of Directors of the Company, pursuant to his consulting agreement.

On September 21, 2020, the Company issued 100,000 shares of common stock to a consultant for services, pursuant to his agreement dated February 1, 2020.

On September 21, 2020, the Company issued 125,000 shares of common stock to a shareholder for advisory services to the Company, pursuant to his consulting agreement August 1, 2019.

On September 29, 2020, the Company issued 140,000 shares of common stock to a non-related third party for the purchase of farm vehicles, pursuant to a Stock Purchase Agreement dated July 27, 2020.

In issuing these shares the Company relied on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) During the quarter ended October 31, 2020, there have not been any material changes to the procedures by which security holders may recommend nominees to the board of Directors

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

3.3	Articles of Merger dated June 1, 2012 between of Green Hygienics Holdings Inc. and Takedown Entertainment, Inc., incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012.
3.4	Certificate of Change Pursuant to NRS 78.209, incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012.
3.5	Certificate of Amendment of Green Hygienics Holdings Inc., incorporated by reference to our Current Report on Form 8-K filed on February 21, 2013.
3.6	Certificate of Amendment of Green Hygienics Holdings Inc., incorporated by reference to our Registration Statement on Form S-1 filed on September 14, 2020 (File No. 333-236212).
3.7	Bylaws, incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008 (File No. 333-153510).
4.1	10% Convertible Promissory Note dated December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.
4.2	Common Stock Purchase Warrant dated December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.
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

10.9	2011 Stock Plan, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2011.
10.10	Consulting Agreement dated February 15, 2020 between Todd Mueller and Green Hygienics Holdings, Inc.
10.11	Modification Agreement dated March 31, 2020 between Triton Funds LP and Green Hygienics Holdings Inc.
10.12

Equity Financing Agreement by and between Green Hygienics Holdings, Inc. and GHS Investments, LLC, dated September 13, 2020, incorporated by reference to our Registration Statement on Form S-1 filed on September 14, 2020 (File No. 333-236212).

10.13

Registration Rights Agreement by and between Green Hygienics Holdings, Inc. and GHS Investments, LLC, dated September 13, 2020, incorporated by reference to our Registration Statement on Form S-1 filed on September 14, 2020 (File No. 333-236212).

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

GREEN HYGIENICS HOLDINGS INC. (Registrant)

Date: December 15, 2020	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: December 15, 2020	/s/ Todd Mueller
Todd Mueller
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

