Form 10-Q
period 2021-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2021-03-17
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,618,638 common shares issued and outstanding as of March 15, 2021.

GREEN HYGIENICS HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)
	January 31,	July 31,
	2021	2020
ASSETS

Current Assets
Cash	$182,208	$40,538
Prepaid expenses (Note 3)	155,383	-
Inventory	509,479	-
Total Current Assets	847,070	40,538

Fixed Assets, net (Note 4)	5,057,245	4,727,464
Total Assets	$5,904,315	$4,768,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$884,694	$1,019,027
Accounts payable – related parties (Note 7)	473,797	302,144
Accrued interest payable	68,376	158,416
Deferred revenue	-	15,973
Current portion of long-term debt (Note 5)	490,174	510,311
Convertible note payable (Note 6)	-	171,213
Due to related parties (Note 7)	1,874,292	2,405,306
Total Current Liabilities	3,791,333	4,582,390

Long Term Liabilities
Notes payable (less current portion) (Note 5)	85,303	108,132
Mortgage payable (Note 5)	2,750,000	2,750,000
Second mortgage payable (Note 5)	1,760,000	1,760,000
Third mortgage payable, net of discount (Note 5)	2,643,059	-
Total Long-Term Liabilities	7,238,362	4,618,132

Total Current and Long-Term Liabilities	11,029,695	9,200,522

Nature of operations and continuance of business (Notes 1 and 2)
Commitments (Note 9)
Subsequent events (Note 11)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value 42,293,638 and 39,577,781 shares issued and outstanding respectively	42,294	39,578
Stock payable	100,000	192,000
Additional paid-in capital	48,666,391	45,830,289
Deficit	(53,934,065)	(50,494,387)
Total Stockholder’s Deficit	(5,125,380)	(4,432,520)

Total Liabilities and Stockholder’s Deficit	$5,904,315	$4,768,002

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Rental Revenue	$0	$55,774	$40,954	$55,774

Operating Expenses
General and administrative	799,594	1,764,663	3,078,829	3,843,937
Total Operating Expenses	799,594	1,764,663	3,078,829	3,843,937

Loss Before Other Income (Expense)	(799,594)	(1,708,889)	(3,037,875)	(3,788,163)

Other Income (Expense)
Interest expense	(210,363)	(159,928)	(401,803)	(275,379)

Net Loss	$(1,009,957)	$(1,868,817)	$(3,439,678)	$(4,063,542)

Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.05)	$(0.08)	$(0.11)

Weighted Average Shares Outstanding	42,145,268	37,482,835	41,551,096	37,478,351

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance at July 31, 2020	39,577,781	$39,578	$192,000	$45,830,289	$(50,494,387)	$(4,432,520)

Common stock issued for services	2,000,000	2,000	(92,000)	1,994,050	-	1,904,050

Imputed interest	-	-	-	76,778	-	76,778

Common stock issued for prepaid expenses	150,857	151	-	155,232	-	155,383

Common stock issued for acquisition of fixed assets	190,000	190	-	188,510	-	188,700

Net loss	-	-	-	-	(2,429,721)	(2,429,721)
Balance October 31, 2020	41,918,638	41,919	100,000	48,244,859	(52,924,108)	(4,537,330)

Common stock issued for services	375,000	375	-	383,625	-	384,000

Imputed interest	-	-	-	37,907	-	37,907

Net loss	-	-	-	-	(1,009,957)	(1,009,957)
Balance at January 31, 2021	42,293,638	$42,294	$100,000	$48,666,391	$(53,934,065)	$(5,125,380)

Balance at July 31, 2019	36,657,835	36,658	-	42,089,489	(42,766,142)	(639,995)

Common stock issued for services	825,000	825	-	1,220,175	-	1,221,000

Imputed interest	-	-	-	18,633	-	18,633

Net loss	-	-	-	-	(2,194,725)	(2,194,725)
Balance October 31, 2019	37,482,835	37,483	-	43,328,297	(44,960,867)	(1,595,087)

Imputed interest	-	-	-	36,989	-	36,989

Discount on warrants	-	-	-	85,000	-	85,000

Shares to be issued for services	-	-	1,200,000	-	-	1,200,000

Net loss	-	-	-	-	(1,868,817)	(1,868,817)
Balance at January 31, 2020	37,482,835	$37,483	$1,200,000	$43,450,286	$(46,829,684)	$(2,141,915)

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six months ended January 31,
	2021	2020
Operating Activities
Net loss	$(3,439,678)	$(4,063,542)
Imputed interest	114,685	55,622
Depreciation expense	63,465	34,464
Share based compensation	2,288,050	2,421,000
Amortization of discount on note payable	734	7,363
Non-cash interest	715	-
Common stock issued for vehicles	1,500	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(15,000)
Inventory	(509,479)	-
Accrued interest payable	(90,040)	29,275
Accounts payable and accrued liabilities	(134,334)	115,114
Accounts payable - related party	171,653	143,333
Deferred revenue	(15,973)	15,973
Net Cash Used In Operating Activities	(1,548,701)	(1,256,398)

Investing Activities
Cash paid for purchase of fixed assets	(206,046)	(118,586)
Net Cash Used In Investing Activities	(206,046)	(118,586)

Financing Activities
Payments on Convertible Note Payable	(171,213)	-
Proceeds from notes payable	1,502,326	297,638
Proceeds from discounted notes payable	-	85,000
Payments to related parties	(435,229)	-
Payments on notes payable	(24,989)	-
Principal Payments on Agreements payable	(17,978)	(9,912)
Advances from related parties	1,043,500	1,051,948
Net Cash Provided by Financing Activities	1,896,417	1,424,674

Increase in cash	141,670	49,690
Cash, Beginning of Period	40,538	3,253
Cash, End of Period	$182,208	$52,943

Supplemental Disclosures:
Interest paid	$322,909	$181,687
Income taxes paid	$–	$–

Non-Cash Transactions
Shares issued for stock payable	92,000	–
Shares issued for vehicles	188,700	–
Shares issued for prepaid expenses	155,383	–
Non-cash repayment of related party payable	1,140,000	–
Reclass from long term debt to short term	4,852	–
Equipment financed through debt	–	183,031
Land acquired through debt	–	2,750,000
Deposit on acquisition of property	–	100,000
	–	85,000

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

January 31, 2021

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

Going Concern

These condensed consolidated unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues since 2013. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2021, the Company has a working capital deficiency of $2,944,263 and has an accumulated deficit of $53,394,065. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(e) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. In July 2020, the Company planted its first large scale hemp crops for cultivation. The planting covers approximately 120 acres of land and three greenhouses. During the six months ended January 31, 2021, the Company purchased additional seeds and nutrients to plant in its greenhouses to be later transferred into the fields. The Company determined to recognize these costs as inventory as of January 31, 2021. These costs included approximately $61,000 for seeds and nutrients and $448,000 on labor to prepare the fields, plant seeds, and to begin harvesting. The Company anticipates harvesting and beginning to market and sell these crops during the fiscal year ending July 31, 2021.

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

For the six months ended January 31, 2021, revenue recognized of $40,954 is related to the land use rental income from San Diego Gas and Electric Company (“SDGE”). SDGE vacated the property in October 2020. As of July 31, 2020, the Company recorded deferred revenue of $15,973, representing a portion of the payment received in July 2020, that pertains to August 2020 rental income and accordingly has been recognized and is included in the revenue for the six months ended January 31, 2021.

(m) Leases

The Company evaluates lease assets and lease liabilities, (if any), pursuant to ASC 842, by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. As of the date of this report, the Company has no material transactions to report.

2. Significant Accounting Policies (continued)

(n) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of January 31, 2021, the Company does not have any potentially dilutive shares.

(o) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(p) Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the three and six months ended January 31, 2021, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2020	Additions	Accumulated Depreciation	Balance at January 31, 2021

Production equipment	5 years	$359,909	$187,200	$(117,047)	$430,062
Furniture and office equipment	5 years	8,102	-	(2,433)	5,669
Buildings and improvements	15 years	225,167	206,046	(22,061)	409,152
Land		4,212,362	-	-	4,212,362
		$4,805,540	$393,246	$(141,541)	$5,057,245

Fixed asset costs are being depreciated using the straight-line method based on the useful life of the asset. Depreciation expenses was $63,465 and $34,464 for the six months ended January 31, 2021, and 2020, respectively.

5. Loans Payable

The Company has the following notes payable outstanding as of January 31, 2021, and July 31, 2020:

	January 31, 2021	July 31, 2020
Promissory Note payable, interest at 10%, matured December 19, 2019, in default at July 31, 2020	$-0-	$24,989
Secured Promissory Note payable, interest at 15%, matures August 15, 2024.	1,760,000	1,760,000
Secured Promissory Note payable, interest at 6%, matures August 23, 2024	2,750,000	2,750,000
Promissory Note, interest at 5.66%, matures October 1, 2023	130,627	148,604
Paycheck Protection Program loan	444,850	444,850
Secured Promissory Note payable, interest at 15%, matures June 15, 2022, net of discount	2,643,059	-0-
Sub- total notes payable, net of discount	7,728,536	5,128,443
Less long-term portion	7,238,362	4,618,132
Current portion of notes payable	$490,174	$510,311

On June 18, 2019, the Company entered into a Promissory Note with a face value of $155,250, with a non-related third party. The note was initially due July 19, 2019, however the parties agreed to extend the note for six months pursuant to the terms of the note. The extension also carried a 10% interest rate.

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

On September 12, 2019, the Company entered into a Promissory Note with a face value of $183,031 with a non-related party for the purchase of equipment. The note requires monthly payments of $4,290 including interest at the rate of 5.66% per annum for a period of 48 months commencing November 1, 2019. The loan is secured by a collateral charge on production equipment. Of the amount owed, $45,325 is included in current liabilities and $85,302 is included in long-term liabilities on the consolidated balance sheet resented herein.

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

On December 15, 2020, the Company entered into a Secured Promissory Note with a face value of $2,668,748, with the same lender of the August 23, 2019, Secured Promissory Note. The principal balance of the note included an initial debt discount of $26,423, that will be amortized to interest expense over the term of the note. For the three and six months ended January 31, 2021, the Company recorded $734 of interest expense.  As of January 31, 2021, there remains $25,689 of unamortized debt discount. The note requires monthly payments of interest only at the rate of 15% per annum. The note is secured by a third Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is June 15, 2022. A portion of the face value of this note was used to repay $1,140,000 of related party amounts due (see Note 7).

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

7. Related Party Transactions

Controlling Shareholder

As of January 31, 2021, Alita Capital, Inc., together with its affiliates (collectively, “Alita”), is the controlling shareholder of the Company’s common stock, as Alita owns approximately 52.2% of our issued and outstanding common stock, accordingly, Alita has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. Alita is controlled by Mr. Ron Loudoun, the Company’s Chief Executive Officer.

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

During the six months ended January 31, 2021, Alita made advances to the Company (including direct payments to vendors) and received reimbursements from the Company as follows:

Balance July 31, 2020	$2,405,306
Advances	1,044,216
Reimbursements	(1,575,230)
Balance January 31, 2021	$1,874,292

The above balances as of January 31, 2021, and July 31, 2020, are presented in due to related parties on the condensed consolidated balance sheets presented herein. Imputed interest of $114,685 and $55,622 for the six months ended January 31, 2021, and 2020, respectively, has been recorded for the above related party debts with the offset to additional paid in capital.

Management Fees and accounts payable – related parties

For the six months ended January 31, 2021, and 2020, the Company recorded expenses to its officers and former officers in the following amounts:

	Three months ended January 31, 2021	Three months ended January 31, 2020	Six months ended January 31, 2021	Six months ended January 31, 2020
CEO, parent	$22,500	$22,500	$45,000	$45,000
Chief Technology Officer	7,500	7,500	15,000	15,000
Chief Operating Officer	82,500	-	105,000	-
Former CEO, subsidiary	-	22,500	-	52,500
Former President, subsidiary	-	22,500	-	52,500
Former Director	-	-	-	7.500
	$112,500	$75,000	$165,000	$172,500

For the six months ended January 31, 2020, the activity for expenses recognized expenses and payments to officers and former officers as follows:

	Balance at July 31, 2020	Additions	Payments	Balance at January 31, 2021
CEO, parent	$90,000	$45,000	$-	$135,000
Chief Technology Officer	15,000	15,000	32,500	(2,500)
Chief Operating Officer	-	116,179	22,500	93,679
Chief Project Manager	-	157,474	107,000	50,474
Former CEO, subsidiary	67,500	-	-	67,500
Former President, subsidiary	67,500	-	-	67,500
Former Chief Agricultural Officer, subsidiary	27,144	-	-	27,144
Former Director	35,000	-	-	35,000
	$302,144	$333,653	$162,000	$473,797

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

On November 15, 2020, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated November 15, 2019, for services performed as COO of the Company (see Note 9 (g)). The shares were valued at $200,000 based on OTC’s closing trade price on the effective date of the agreement.

On November 15,2020, the Company issued 125,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated August 18, 2020 (see Note 9 (m)). The shares were valued at $75,000 based on OTC’s closing trade price on the issuance date, pursuant to the agreement.

On December 1, 2020, the Company issued 50,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated December 1, 2020, for services performed as Corporate Communications Officer of the Company (see Note 9 (q)). The shares were valued at $34,000 based on OTC’s closing trade price on the effective date of the agreement.

On January 15, 2021, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated January 15, 2021, for services performed (see Note 9 (r)). The shares were valued at $75,000 based on OTC’s closing trade price on the effective date of the agreement.

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

(b)

On August 1, 2019, the Company entered into a consulting agreement with the CEO of the Company, Ron Loudoun, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and pursuant to which, the Company issued the CEO 250,000 shares of common stock of the Company. The Company recorded expenses of $22,500 and 45,000 for the three and six months ended January 31, 2021 and 2020, respectively. Additionally, the Company agreed to issue an additional 250,000 shares of common stock per year for the remaining two years of the agreement. Pursuant to the agreement, during the six months ended January 31, 2021, the Company issued 250,000 shares of restricted common stock.

(c)

On August 1, 2019, the Company entered into a consulting agreement with the Chief Project Manager, Greg Stinson, whereby the Company agreed to pay a signing bonus of $15,000 and a consulting fee of $7,500 per month for a period of five years. Pursuant to the agreement, the Company also agreed to annually issue to the Consultant 200,000 shares of common stock of the Company. Pursuant to the agreement, during the six months ended January 31, 2021, the Company issued 100,000 shares of restricted common stock.

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

(e)

On August 1, 2019, the Company entered into a consulting agreement with the Assistant Agricultural Operations Manager, Carol Snyder, whereby the Company agreed to pay a signing bonus of $4,000 and a consulting fee of $2,000 per month for a period of year. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement. Pursuant to the agreement, the Company also issued the Consultant 25,000 shares of common stock of the Company. Pursuant to the agreement, during the six months ended January 31, 2021, the Company issued 25,000 shares of restricted common stock.

(f)

On November 15, 2019, the Company agreed to issue 100,000 common shares to a former Independent Director of the Company, William Creekmur, in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 50,000 of the shares on April 20, 2020. The remaining 50,000 shares valued at $100,000 have not been issued and are included in Stock payable as of January 31, 2021, and July 31, 2020.

(g)

On November 15, 2019, the Company entered into a consulting agreement with Kyle MacKinnon. Pursuant to the agreement, the consultant is to fulfill the role of Chief Operating Officer (the “COO”) of the Company. The Company agreed to compensate the consultant $7,500 per month and issue 200,000 shares of restricted common stock annually. Each year, the first 100,000 shares are to be issued on the effective date and subsequent anniversary dates and an additional 100,000 shares are to be issued six (6) months thereafter. On November 15, 2020, the Company issued 100,000 shares of restricted common stock.

(h)

On February 1, 2020, the Company entered onto a consulting agreement with David Racz as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, strategic planning and general advisory services. The Consultant is to be issued 100,000 shares of restricted common stock, of which 50,000 were due on the effective date. On September 21, 2020, the Company issued 100,000 shares of restricted common stock.

(i)

On February 13, 2020, the Company entered into a six-month consulting agreement with the CFO of the Company, Todd Mueller, whereby the Company agreed to pay a consulting fee of 100,000 shares, 50,000 shares would be delivered upon the execution of the agreement (certificated on July 14, 2020) and 50,000 delivered in six months based on the continuation of the agreement. Following the initial term, the Company and the consultant may extend the term for up to 5 years on similar terms and conditions by further agreement in writing to that effect. The Company may terminate this agreement for any reason prior to the expiry of this agreement with 30-day notice and full vesting of stock or stock options for the period of engagement. The consultant may end this agreement with 30 days written notice prior to the end of the term. On September 21, 2020, the Company issued 50,000 shares of restricted common stock.

(j)

On July 23, 2020, the Company entered onto a consulting agreement with Joseph D. Kowal as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and financial planning services. The consultant is to receive a monthly fee of $6,000 and to be issued 500,000 shares of restricted common stock. The shares are to be issued in quarterly installments of 125,000 beginning on the effective date and every 90 days thereafter. The initial 125,000 shares were issued on September 21, 2020. Pursuant to the terms of the agreement, the Company terminated the agreement on October 21, 2020. As of the termination date, there are no additional shares due to the Consultant.

(k)

On July 23, 2020, the Company entered onto a consulting agreement with Ralph Olson as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and financial planning services. The consultant is to receive a monthly fee of $6,000 and to be issued 500,000 shares of restricted common stock. The shares are to be issued in quarterly installments of 125,000 beginning on the effective date and every 90 days thereafter. The initial 125,000 shares were issued on September 21, 2020. Pursuant to the terms of the agreement, the Company terminated the agreement on October 21, 2020. As of the termination date, there are no additional shares due to the consultant.

(l)

Effective August 1, 2020, the Company entered into an employment agreement with Dr. Levan Darjania, PhD as the Company’s Chief Science Officer. Dr. Darjania is a seasoned and accomplished research and development (“R&D”) professional and program manager with over 26-years’ experience in biotechnology, pharmaceutical drug development (both industry and academia) and proven track record of success in developing and directing in-house and collaborative R&D programs, and forward-thinking strategic planning capabilities. Pursuant to the agreement the Company has agreed to compensate Dr. Darjania an annual base salary of $250,000, and the issuance of 200,000 shares of common stock, of which 100,000 vested on the effective date and 100,000 vested six (6) months from the effective date. The initial 100,000 shares were issued on September 21, 2020.

(m)

On August 18, 2020, the Company entered into a one-year consulting agreement with a non-related third party. Pursuant to the terms of the agreement; the consultant will provide assistance in the Company’s public reporting responsibilities and other matters as may be requested by the Board of Directors of the Company. The Company has agreed to compensate the consultant $5,000 per month and after ninety (90) days issue the consultant $75,000 of restricted common stock, based on the market price of the common stock on that date. On November 15, 2020, the Company issued 125,000 shares of restricted common stock to the consultant, based on the price of $0.60 per share.

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

(p)

On September 18, 2020, the Company entered into a Placement Agent and Advisory Services Agreement (the “Placement Agreement”) with Boustead Securities, LLC (“BSL”), an investment banking firm that advises clients on mergers and acquisitions, capital raises, and restructuring assignments in a wide array of industries and circumstances.

The initial term of this agreement shall be exclusive for six (6) months from the Company’s delivery of an offering memorandum to BSL. After the initial term, the term of the Placement Agreement will automatically be extended for additional successive one (1) year periods unless either party provides written notice to the other party of its intent not to so extend the term at least thirty (30) days before the expiration of the then current term. Under the terms of the Placement Agreement, the Company issued to BSL an advisory fee of two hundred fifty thousand (250,000) shares of restricted common stock on September 21, 2020.

(q)

On December 1, 2020, the Company entered onto a consulting agreement with Heidi Thomassen. Pursuant to the agreement, the consultant is to fulfill the role of Chief Communications Officer (the “CCO”) of the Company. The Company agreed to compensate the consultant $5,000 per month and issue 100,000 shares of restricted common stock annually. Each year, the first 50,000 shares are to be issued on the effective date and subsequent anniversary dates and an additional 50,000 shares are to be issued six (6) months thereafter. The Company issued the initial 50,000 shares of restricted common stock on the effective date.

(r)

On January 15, 2021, the Company entered into a consulting agreement with a non-related third party (the “Consultant”). Pursuant to the terms of the agreement; the Consultant, among other matters, will provide services to the Company related to reviewing, analyzing and assessing the Company’s financial requirements. The Company has agreed to compensate the Consultant 200,000 shares of restricted common stock. The first 100,000 shares were issued on the effective date and the remaining 100,000 shares are to be issued at the beginning of the third month from the effective date.

There is currently no pending or threatened litigation.

10. Sales concentration

For the six months ended January 31, 2020, 100% of our revenue of $40,954 is from the land use rental income from SDGE (see Note 2). SDGE vacated the property in October 2020.

11. Subsequent Events

On February 1, 2021, the Company issued a total of 325,000 shares of restricted common stock to two consultants.

On February 15, 2021, the Company engaged (the “Engagement Agreement”), Trimark Capital Partners (“Trimark”), a Grand Cayman company to provide agent services for the sale and issuance of up to $100 million in a series of bonds. Any proceeds will be used to acquire real estate assets and advance the company’s business development plans.

On February 24, 2021, TruLife Labs LLC (“TLL”) and TruLife Biotech LLC (“TLB”) were formed and Articles of Organization with the State of California were filed. The Company is the sole member of TLL and TLB and Mr. Loudoun is the Manager of both.

On March 1, 2021 (the “Agreement Date”), the Company’s wholly owned subsidiary, Green Hygienics Properties, LLC (“GHP”) executed a Purchase and Sale Agreement (the “PSA”) to acquire a 37,530 square foot building, located at 13955 Stowe Drive, Poway near San Diego, California (the “Stowe Drive Building”). GHP was initially formed as Green Hygienics Farms LLC (“GHF”) in the State of California on July 22, 2019. GHF changed its’ name to GHP on June 5, 2020. The Company is the sole member of GHP, and Mr. Loudoun, the Company’s CEO is the Manager of GHP. The Company will utilize the Stowe Drive Building for post processing, manufacturing and distribution activities related to its business. Pursuant to the PSA, the closing for the purchase of the Stowe Drive Building is to occur on or before 120 days from the Agreement Date for a cash payment of $7,500,000 and 300,000 restricted common shares.

On March 2, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) with Primordia, LLC (“Primordia”), a Nevada limited liability company. Pursuant to the APA, the Company will acquire from Primordia certain assets per Schedule 4.1 of the APA for the purchase price of $431,137. The Company is to pay Primordia $25,000 in cash within 72 hours of the agreement date and has also issued a $406,137 Promissory Note (the “Note”). The Note matures March 2, 2022, and carries a per annum interest rate of 4.75%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in this section contains certain “forward-looking statements,” including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock. As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Green Hygienics Holdings Inc. and our subsidiaries, Coastal Labs NC LLC, Green Hygienics NC LLC, Green Hygienics Properties, LLC, unless otherwise indicated.

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

Results of Operations for the three and six months ended January 31, 2021, and 2020.

Revenues

We recognized $40,954 in revenue for the six months ended January 31, 2021, from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment. The tenant vacated the property in October 2020. The Company plans to continue to seek other additional similar license agreements or sub-leases of our properties.

In June and July 2020, the Company planted its seasonal large-scale outdoor hemp crop as well as its first indoor test crop in three greenhouses. During the six months ended January 31, 2021, the Company purchased additional seeds and nutrients. As of the date of this report, the Company has harvested approximately 110,000 lbs. of flower and biomass.

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

Operating Expenses

Operating expenses for the three and six months ended January 31, 2021, were $799,594 and $3,078,829, respectively, compared to $1,746,663 and $3,843,937 for the three and six months ended January 31, 2020, respectively. These expenses consisted of stock-based compensation, consulting and business development costs, supplies, payroll and subcontractor expenses, and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Operating Expenses:
Consulting and business development	$107,851	$53,292	$193,842	$126,780
Related party fees and expenses	112,500	75,000	165,000	172,500
Stock based compensation	384,000	1,200,000	2,288,050	2,421,000
Supplies	79,681	88,949	166,974	481,465
Payroll and subcontractor expenses	(4,746)	232,375	-0-	459,395
Depreciation	33,288	21,114	63,465	34,464
General and administrative, other	87,020	93,933	201,498	148,333
Total Operating Expenses	$799,594	$1,764,663	$3,078,829	$3,843,937

This decreases for the three and six months ended January 31, 2021, are primarily due to stock-based compensation expenses partially offset by increases in consulting and related party fees and expenses for the three months ended January 31, 2021, compared to the three months ended January 31, 2020. During the three and six months ended January 31, 2020, supplies (predominantly seeds and nutrients) and labor were expensed as the Company was planting for the first time. For the three and six months ended January 31, 2021, the Company recorded as work in process inventory the seeds and nutrients as well as the labor, as it became apparent that the seeding and planting done this season has yielded a successful harvest.

Stock compensation expense for the three and six months ended January 31, 2021, was the result of the following issuances:

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

•

On September 21, 2020, the Company issued 125,000 shares of common stock to a shareholder for advisory services to the Company, pursuant to his consulting agreement dated August 1, 2019 (see Note 9 (d)). The shares were valued at $185,000 based on OTC’s closing trade price on the date of the agreement.

•

On November 15, 2020, the Company issued 125,000 shares of common stock to a consultant for services to the Company, pursuant to his consulting agreement dated August 18, 2020 (see Note 9 (m)). The shares were valued at $75,000 based on OTC’s closing trade price on the issuance date, pursuant to the agreement.

•

On November 15, 2020, the Company issued 100,000 shares of common stock to a pursuant to a consulting agreement dated November 15, 2019, for services performed as COO of the Company (see Note 9 (g)). The shares were valued at $200,000 based on OTC’s closing trade price on the effective date of the agreement.

•

On December 1, 2020, the Company issued 50,000 shares of common stock to a consultant for services, pursuant to her agreement dated December 1, 2020 (see note 9 (q)). The shares were valued at $34,000 based on OTC’s closing trade price on the date of the agreement.

•

On January 15, 2021, the Company issued 100,000 shares of common stock to a consultant for services, pursuant to her agreement dated January 15, 2021 (see note 9 (r)). The shares were valued at $75,000 based on OTC’s closing trade price on the date of the agreement.

For the three and six months ended January 31, 2020, the Company issued 825,000 shares of common stock and had commitments to issue an additional 600,000 shares of common stock. The Company recorded stock-based compensation expense of $1,200,000 and $2,421,000 for the three and six months ended January 31, 2020 for the above transactions.

Other Income (Expenses)

Interest expense for the three and six months ended January 31, 2021, was $210,363 and $401,803, respectively, compared to $159,928 and $275,379 for the three and six months ended January 31, 2020. Included in the increase for the six months ended January 31, 2021 is the increase in the imputed interest expense of $59,073 and $61,322 for new promissory note issued on December 15, 2020.

Net loss

The net loss for the three and six months ended January 31, 2021, was $1,009,957 and $3,439,678, respectively, compared to $1,868,817 and $4,063,542 for the three and six months ended January 31, 2020. The increase is a result of the changes discussed above.

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

For the six months ended January 31, 2021, we primarily funded our business operations with $1,502,326 net proceeds from the issuance of a note payable in the face amount of $2,668,748 and $1,043,500 of proceeds and amounts paid directly from related parties. Of the proceeds, $171,213 was used for repayment of a convertible note, $42,967 for repayments on notes payable and other agreements and $435,229 was paid back to related parties.

Working Capital

	January 31, 2021	July 31, 2020

Current Assets	$847,070	$40,538
Current Liabilities	3,791,333	4,582,390
Working Capital (Deficit)	$(2,944,263)	$(4,541,852)

Cash was $182,208 and $40,538 as of January 31, 2021, and July 31, 2020, respectively. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, liabilities to related parties and notes payable.

Cash Flows

	Six Months Ended January 31, 2021	Six Months Ended January 31, 2020

Net cash used in operating activities	$(1,548,071)	$(1,256,398)
Net cash used in investing activities	(206,046)	(118,586)
Net cash provided by financing activities	1,896,417	1,424,674
Net change in cash	$141,670	$49,690

With our current cash balance will be unable to sustain operations for the next twelve months. We need to raise additional funds by issuing new debt or equity securities or otherwise. Other than amounts received from the issuance of a note payable and related parties, we have raised no funds for the six months ended January 31, 2021. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated limited revenue to date. The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations.

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

On February 15, 2021, the Company engaged Trimark Capital Partners, a Grand Cayman company, to provide agent services for the sale and issuance of up to $100 million in a series of bonds. Any proceeds will be used to acquire real estate assets and advance the Company’s business development plans.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2021, the Company does not have any potentially dilutive shares.

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

As of January 31, 2021, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2020, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated November 15, 2019, for services performed as COO of the Company.

On November 15,2020, the Company issued 125,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated August 18, 2020.

On December 1, 2020, the Company issued 50,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated December 1, 2020, for services performed as Corporate Communications Officer of the Company.

On January 15, 2021, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated January 15, 2021, for services performed.

In issuing these shares the Company relied on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) During the quarter ended January 31, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the board of Directors.

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

10.14	Promissory Note Secured by Deed of Trust dated December 15, 2020, incorporated by reference to our Current Report on Form 8-K filed December 28, 2020.
10.15	Engagement Agreement with Trimark Capital Partners, incorporated by reference to our Current Report on Form 8-K filed on February 16, 2021.
10.16	Agreement with Singer Lewak, incorporated by reference to our Current Report on Form 8-K filed on February 16, 2021.
10.17	Purchase and Sale Agreement, incorporated by reference to our Current Report on Form 8-K filed on March 1, 2021.
10.18	Purchase and Sale Agreement with Primordia, incorporated by reference to our Current Report on Form 8-K filed on March 4, 2021.
10.19	Promissory Note issued March 2, 2021, incorporated by reference to our Current Report on Form 8-K filed on March 4, 2021.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC. (Registrant)

Date: March 17, 2021	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: March 17, 2021	/s/ Todd Mueller
Todd Mueller
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

