Form 10-Q
period 2021-04-30
GREEN HYGIENICS HOLDINGS INC.
filed 2021-06-17
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,126,138 common shares issued and outstanding as of June 14, 2021.

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	April 30,	July 31,
	2021	2020
ASSETS

Current Assets
Cash	$79,606	$40,538
Accounts receivable	80,510	-
Prepaid expenses (Note 4)	155,383	-
Inventory	1,014,240	-
Total Current Assets	1,329,739	40,538

Fixed Assets, net (Note 5)	5,189,459	4,727,464
Intangible assets	60,000	-
Total Assets	$6,579,198	$4,768,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$944,321	$1,019,027
Accounts payable – related parties (Note 8)	506,297	302,144
Accrued interest payable	39,220	158,416
Deferred revenue	-	15,973
Current portion of long-term debt (Note 6)	896,968	510,311
Convertible note payable (Note 7)	-	171,213
Due to related parties (Note 8)	2,673,292	2,405,306
Total Current Liabilities	5,060,098	4,582,390

Long Term Liabilities
Notes payable (less current portion) (Note 6)	73,399	108,132
Mortgage payable (Note 6)	2,750,000	2,750,000
Second mortgage payable (Note 6)	1,760,000	1,760,000
Third mortgage payable, net of discount (Note 6)	2,653,763	-
Total Long-Term Liabilities	7,237,162	4,618,132

Total Current and Long-Term Liabilities	12,297,260	9,200,522

Nature of operations and continuance of business (Notes 1 and 2)
Commitments (Note 10)
Subsequent events (Note 13)

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value 43,183,638 and 39,577,781 shares issued and outstanding respectively	43,139	39,578
Stock payable	1,119,375	192,000
Additional paid-in capital	49,762,688	45,830,289
Deficit	(56,643,264)	(50,494,387)
Total Stockholder’s Deficit	(5,718,062)	(4,432,520)

Total Liabilities and Stockholder’s Deficit	$6,579,198	$4,768,002

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Rental Revenue	$-	$52,800	$40,954	$108,574

Operating Expenses
General and administrative	2,412,151	1,096,990	5,490,980	4,940,927
Total Operating Expenses	2,412,151	1,096,990	5,490,980	4,940,927

Loss Before Other Income (Expense)	(2,412,151)	(1,044,190)	(5,450,026)	(4,832,353)

Other Income (Expense)
Interest expense	(297,048)	(509,727)	(698,851)	(785,106)

Net Loss	$(2,709,199)	$(1,553,917)	$(6,148,877)	$(5,617,459)

Net Loss Per Share, Basic and Diluted	$(0.06)	$(0.04)	$(0.15)	$(0.15)

Weighted Average Shares Outstanding	42,839,256	37,534,687	41,971,046	37,496,856

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance at July 31, 2020	39,577,781	$39,578	$192,000	$45,830,289	$(50,494,387)	$(4,432,520)

Common stock issued for services	2,000,000	2,000	(92,000)	1,994,050	-	1,904,050

Imputed interest	-	-	-	76,778	-	76,778

Common stock issued for prepaid expenses	150,857	151	-	155,232	-	155,383

Common stock issued for acquisition of fixed assets	190,000	190	-	188,510	-	188,700

Net loss	-	-	-	-	(2,429,721)	(2,429,721)
Balance October 31, 2020	41,918,638	41,919	100,000	48,244,859	(52,924,108)	(4,537,330)

Common stock issued for services	375,000	375	-	383,625	-	384,000

Imputed interest	-	-	-	37,907	-	37,907

Net loss	-	-	-	-	(1,009,957)	(1,009,957)
Balance at January 31, 2021	42,293,638	42,294	100,000	48,666,391	(53,934,065)	(5,125,380)

Common stock issued for services	785,000	785	-	952,965	-	953,750

Common stock issued for Asset Purchase Agreement	60,000	60	-	69,540	-	69,600

Common stock to be isssued for services	-	-	1,019,375	-	-	1,019,375

Imputed interest	-	-	-	73,792	-	73,792

Net loss	-	-	-	-	(2,709,199)	(2,709,199)
Balance at April 30, 2021	43,138,638	$43,139	$1,119,375	$49,762,688	$(56,643,264)	$(5,718,062)

Balance at July 31, 2019	36,657,835	36,658	-	42,089,489	(42,766,142)	(639,995)

Common stock issued for services	825,000	825	-	1,220,175	-	1,221,000

Imputed interest	-	-	-	18,633	-	18,633

Net loss	-	-	-	-	(2,194,725)	(2,194,725)
Balance October 31, 2019	37,482,835	37,483	-	43,328,297	(44,960,867)	(1,595,087)

Imputed interest	-	-	-	36,989	-	36,989

Discount on warrants	-	-	-	85,000	-	85,000

Shares to be issued for services	-	-	600,000	-	-	600,000

Net loss	-	-	-	-	(1,868,817)	(1,868,817)
Balance at January 31, 2020	37,482,835	37,483	600,000	43,450,286	(46,829,684)	(2,741,915)

Common stock issued for services	300,000	300	-	599,700	-	600,000

Discount on warrants	-	-	-	343,700	-	343,700

Common stock issued for debt conversion	166,667	167	-	49,833	-	50,000

Imputed interest	-	-	-	39,212	-	39,212

Net loss	-	-	-	-	(1,553,917)	(1,553,917)
Balance at April 30, 2020	37,949,502	$37,950	$600,000	$44,482,731	$(48,383,601)	$(3,262,920)

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine months ended April 30,
	2021	2020
Operating Activities
Net loss	$(6,148,877)	$(5,617,459)
Imputed interest	188,477	94,834
Inventory impairment	-	306,450
Depreciation expense	98,530	55,923
Share based compensation	4,261,175	2,421,000
Amortization of discount on note payable	11,438	365,412
Non-cash interest	715	-
Common stock issued for vehicles	1,500	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Inventory	(613,683)	-
Accrued interest payable	(119,196)	21,240
Accounts payable and accrued liabilities	(187,106)	435,472
Accounts payable - related party	204,153	237,083
Deferred revenue	(15,973)	15,973
Net Cash Used In Operating Activities	(2,318,847)	(1,664,071)

Investing Activities
Cash paid for purchase of assets	(35,000)	-
Cash paid for purchase of fixed assets	(291,255)	(118,586)
Net Cash Used In Investing Activities	(326,255)	(118,586)

Financing Activities
Payments on Convertible Note Payable	(171,213)	-
Proceeds from notes payable	1,502,326	297,638
Proceeds from discounted notes payable	-	585,000
Proceeds from SBA Loan Payable	-	444,850
Payments to related parties	(470,229)	-
Payments on notes payable	(24,989)	-
Payments on discounted notes payable	-	(250,000)
Principal Payments on Agreements payable	(29,225)	(23,825)
Principal Payments on Defaulted Loan Payable	-	(130,261)
Advances from related parties	1,877,500	1,084,239
Net Cash Provided by Financing Activities	2,684,170	2,007,641

Increase in cash	39,068	224,984
Cash, Beginning of Period	40,538	3,253
Cash, End of Period	$79,606	$228,237

Supplemental Disclosures:
Interest paid	$565,353	$397,944
Income taxes paid	$–	$–

Non-Cash Transactions
Shares issued for stock payable	92,000	–
Shares issued for vehicles	188,700	–
Shares issued for prepaid expenses	155,383	–
Non-cash repayment of related party payable	1,140,000	–
Reclass from long term debt to short term	5,509	–
Assets financed through debt	518,537	–
Shares issued for Castillo assets	69,600	–
Equipment financed through debt	–	183,031
Land acquired through debt	–	2,750,000
Deposit on acquisition of property	–	100,000
Equipment purchased on accounts payable	–	46,423
Shares issued for conversion of debt	–	50,000
Discount on warrants	–	428,700

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

April 30, 2021

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

2. Going Concern and Management’s Plans

Going Concern

These condensed consolidated unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues since 2013. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2021, the Company has a working capital deficiency of $3,730,359 and has an accumulated deficit of $56,643,264. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s Plans

As discussed in Note 1, the Company business model includes generating revenues from the sale of hemp and premium-grade CBD products, creating trusted global consumer brands, developing valuable Intellectual Property, and growing the Company rapidly through strategic acquisitions. Recent events in the execution of this plan include:

•

On February 24, 2021, TruLife Labs LLC (“TLL”) and TruLife Biotech LLC (“TLB”) were formed and Articles of Organization with the State of California were filed. The Company is the sole member of TLL and TLB and Mr. Loudoun is the Manager of both.

•	On March 2, 2021, the Company entered into an Asset Purchase Agreement (the “Primordia APA”) with Primordia, LLC (“Primordia”), a Nevada limited liability company (see Note 12).

·	On March 15, 2021, the Company entered into an Asset Purchase Agreement (the “Castillo APA”) with Castillo Seed L.L.C. (“Castillo”), a Puerto Rico limited liability company (see Note 12).

•	On April 14, 2021, the Company entered into an Asset Purchase Agreement (the “Admay APA”) with Admay, Inc (“Admay”), a Wyoming company.

On February 15, 2021, the Company engaged (the “Engagement Agreement”), Trimark Capital Partners (“Trimark”), a Grand Cayman company to provide agent services for the sale and issuance of up to $100 million in a series of bonds. Any proceeds will be used to acquire real estate assets and advance the company’s business development plans.

3. Significant Accounting Policies

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

(e) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. In July 2020, the Company planted its first large scale hemp crops for cultivation. The planting covers approximately 120 acres of land and three greenhouses. During the nine months ended April 30, 2021, the Company purchased additional seeds and nutrients to plant in its greenhouses to be later transferred into the fields. The Company determined to recognize these costs as inventory as of April 30, 2021. These costs included approximately $61,000 for seeds and nutrients and $552,000 on labor to prepare the fields, plant seeds, and to begin harvesting. The Company anticipates harvesting and beginning to market and sell these crops during the fiscal year ending July 31, 2021.

(f) Intangible Assets

During the nine months ended April 30, 2021, the Company acquired trademarks of $60,000 comprised of $35,000 for the Primordia trademark (see Note 2) and $25,000 for the American Hemp and Diablo trademarks (see Note 2).In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

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

For the nine months ended April 30, 2021, revenue recognized of $40,954 is related to the land use rental income from San Diego Gas and Electric Company (“SDGE”). SDGE vacated the property in October 2020. As of July 31, 2020, the Company recorded deferred revenue of $15,973, representing a portion of the payment received in July 2020, that pertains to August 2020 rental income and accordingly has been recognized and is included in the revenue for the nine months ended April 30, 2021.

(m) Leases

The Company evaluates lease assets and lease liabilities, (if any), pursuant to ASC 842, by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. As of the date of this report, the Company has no material transactions to report.

(n) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of April 30, 2021, the Company does not have any potentially dilutive shares.

(o) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(p) Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the three and nine months ended April 30, 2021, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

4. Prepaid expenses

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

5. Fixed Assets

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

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2020	Additions	Accumulated Depreciation	Balance at April 30, 2021

Production equipment	5 years	$359,909	$267,770	$(144,402)	$483,277
Furniture and office equipment	5 years	8,102	-	(2,838)	5,264
Buildings and improvements	15 years	225,167	292,755	(29,366)	488,556
Land		4,212,362	-	-	4,212,362
		$4,805,540	$560,525	$(176,606)	$5,189,459

Fixed asset costs are being depreciated using the straight-line method based on the useful life of the asset. Depreciation expenses was $98,530 and $55,923 for the nine months ended April 30, 2021, and 2020, respectively.

6. Loans Payable

The Company has the following notes payable outstanding as of April 30, 2021, and July 31, 2020:

	April 30, 2021	July 31, 2020
Promissory Note payable, interest at 10%, matured December 19, 2019, in default at July 31, 2020	$-0-	$24,989
Secured Promissory Note payable, interest at 15%, matures August 15, 2024.	1,760,000	1,760,000
Secured Promissory Note payable, interest at 6%, matures August 23, 2024	2,750,000	2,750,000
Promissory Note, interest at 5.66%, matures October 1, 2023	119,379	148,604
Paycheck Protection Program loan	444,850	444,850
Secured Promissory Note payable, interest at 15%, matures June 15, 2022, net of discount	2,653,764	-0-
Promissory Note, interest at 4.75%, matures March 2, 2022	406,137	-0-
Sub- total notes payable, net of discount	8,134,130	5,128,443
Less long-term portion	7,237,162	4,618,132
Current portion of notes payable	$896,968	$510,311

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

On September 12, 2019, the Company entered into a Promissory Note with a face value of $183,031 with a non-related party for the purchase of equipment. The note requires monthly payments of $4,290 including interest at the rate of 5.66% per annum for a period of 48 months commencing November 1, 2019. The loan is secured by a collateral charge on production equipment. Of the amount owed, $45,981 is included in current liabilities and $73,398 is included in long-term liabilities on the consolidated balance sheet resented herein.

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

On December 15, 2020, the Company entered into a Secured Promissory Note with a face value of $2,668,748, with the same lender of the August 23, 2019, Secured Promissory Note. The principal balance of the note included an initial debt discount of $26,423, that will be amortized to interest expense over the term of the note. For the three and nine months ended April 30, 2021, the Company recorded $10,705 and $11,439, respectively, of interest expense. As of April 30, 2021, there remains $14,984 of unamortized debt discount. The note requires monthly payments of interest only at the rate of 15% per annum. The note is secured by a third Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is June 15, 2022. A portion of the face value of this note was used to repay $1,140,000 of related party amounts due (see Note 8).

On March 2, 2021, the Company entered into a Promissory Note with a face value of $406,137 related to the Asset Purchase Agreement with Primordia. The note matures with a balloon a payment of principal and all accrued and unpaid interest on March 2, 2022.

7. Convertible Note Payable

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

8. Related Party Transactions

Controlling Shareholder

As of April 30, 2021, Alita Capital, Inc., together with its affiliates (collectively, “Alita”), is the controlling shareholder of the Company’s common stock, as Alita owns approximately 52.2% of our issued and outstanding common stock, accordingly, Alita has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. Alita is controlled by Mr. Ron Loudoun, the Company’s Chief Executive Officer.

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

During the nine months ended April 30, 2021, Alita made advances to the Company (including direct payments to vendors) and received reimbursements from the Company as follows:

Balance July 31, 2020	$2,405,306
Advances and interest charged	1,878,215
Reimbursements	(1,610,229)
Balance April 30, 2021	$2,673,292

The above balances as of April 30, 2021, and July 31, 2020, are presented in due to related parties on the condensed consolidated balance sheets presented herein. Imputed interest of $188,477 and $94,834 for the nine months ended April 30, 2021, and 2020, respectively, has been recorded for the above related party debts with the offset to additional paid in capital.

Management Fees and accounts payable – related parties

For the three and nine months ended April 30, 2021, and 2020, the Company recorded expenses to its officers and former officers in the following amounts:

	Three months ended April 30, 2021	Three months ended April 30, 2020	Nine months ended April 30, 2021	Nine months ended April 30, 2020
CEO, parent	$22,500	$22,500	$67,500	$67,500
Chief Technology Officer	7,500	7,500	22,500	22,500
Chief Operating Officer	22,500	-	127,500	-
Former CEO, subsidiary	-	22,500	-	75,000
Former President, subsidiary	-	22,500	-	75,000
Former Director	-	-	-	7.500
	$52,500	$75,000	$217,500	$247,500

For the nine months ended April 30, 2021, the activity for expenses recognized expenses and payments to officers and former officers as follows:

	Balance at July 31, 2020	Additions	Payments	Balance at April 30, 2021
CEO, parent	$90,000	$67,500	$-	$157,500
Chief Technology Officer	15,000	22,500	45,000	(7,500)
Chief Operating Officer	-	138,679	37,500	101,179
Chief Project Manager	-	179,974	122,000	57,974
Former CEO, subsidiary	67,500	-	-	67,500
Former President, subsidiary	67,500	-	-	67,500
Former Chief Agricultural Officer, subsidiary	27,144	-	-	27,144
Former Director	35,000	-	-	35,000
	$302,144	$408,653	$204,500	$506,297

All of the above amounts are non-interest bearing, unsecured and due on demand, and are presented in accounts payable related parties on the condensed consolidated balance sheets presented herein.

Other

On September 21, 2020, the Company issued 50,000 shares of common stock in the aggregate to two relatives of our Chief Project Manager (the “CPM”) in exchange for production equipment, pursuant to a Stock Purchase Agreement dated September 3, 2020, with an effective date of January 31, 2020. The shares were valued at $51,500 based on OTC’s closing trade price on the date of the agreement (see Note 9).

9. Stockholders’ Equity

Common Stock

As of April 30, 2021, the Company has 375,000,000 shares of $0.001 par value common stock authorized and there are 43,138,638 shares of common stock issued and outstanding.

For the three months ended April 30, 2021, the Company issued the following shares:

On February 17, 2021, the Company issued 125,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated February 1, 2021, for services performed (see Note 10 (s)). The shares were valued at $113,750 based on OTC’s closing trade price on the effective date of the agreement.

On February 17, 2021, the Company issued 200,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated August 1, 2019, for services performed (see Note 10 (c)). The shares were valued at $296,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 10, 2021, the Company recorded the issuance in the aggregate of 200,000 shares of restricted common stock to two consultants, pursuant to a consultant agreement dated March 10, 2021, for services performed (see Note 10 (w)). The shares were valued at $206,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 11, 2021, the Company recorded the issuance in the aggregate of 60,000 shares of restricted common stock pursuant to an Asset Purchase Agreement between the Company and Castillo (see Note 12) for the purchase of certain assets. The shares were valued at $69,600 based on OTC’s closing trade price on the effective date of the agreement and the Company recorded inventory of $69,400.

On March 15, 2021, the Company recorded the issuance of 260,000 shares of restricted common stock pursuant to a consultant agreement dated March 15, 2021, for services performed (see Note 10 (x)). The shares were valued at $338,000 based on OTC’s closing trade price on the effective date of the agreement.

Common Stock to be issued

During the three months ended April 30, 2021, the Company recorded 762,500 shares of common stock to be issued pursuant to various consulting agreements. Of the shares to be issued, 125,000 are to be issued to the Company’s CEO and 100,000 shares are to be issued to the Company’s COO pursuant to their respective agreements (see Note 10 (a) and 10 (c), respectively). All of the shares were valued in the aggregate $1,019,375, based on the market price of the common stock on the dates of the various agreements, and is included in stock- based compensation expense for the three and nine months ended April 30, 2021.

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

(b)

On August 1, 2019, the Company entered into a consulting agreement with the CEO of the Company, Ron Loudoun, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and pursuant to which, the Company agreed to issue the CEO 250,000 shares of common stock of the Company annually. The Company recorded expenses of $22,500 and $67,500 for the three and nine months ended April 30, 2021 and 2020, respectively. Pursuant to the agreement, during the nine months ended April 30, 2021, the Company issued 250,000 shares of restricted common stock.

(c)

On August 1, 2019, the Company entered into a consulting agreement with the Chief Project Manager, Greg Stinson, whereby the Company agreed to pay a signing bonus of $15,000 and a consulting fee of $7,500 per month for a period of five years. Pursuant to the agreement, the Company also agreed to annually issue to the Consultant 200,000 shares of common stock of the Company. Pursuant to the agreement, during the nine months ended April 30, 2021, the Company issued 300,000 shares of restricted common stock.

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

(e)

On August 1, 2019, the Company entered into a consulting agreement with the Assistant Agricultural Operations Manager, Carol Snyder, whereby the Company agreed to pay a signing bonus of $4,000 and a consulting fee of $2,000 per month for a period of year. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement. Pursuant to the agreement, the Company also issued the Consultant 25,000 shares of common stock of the Company. Pursuant to the agreement, during the six months ended April 30, 2021, the Company issued 25,000 shares of restricted common stock.

(f)

On November 15, 2019, the Company agreed to issue 100,000 common shares to a former Independent Director of the Company, William Creekmur, in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 50,000 of the shares on April 20, 2020. The remaining 50,000 shares valued at $100,000 have not been issued and are included in Stock payable as of April 30, 2021, and July 31, 2020.

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

(s)

On February 1, 2021, the Company entered into a consulting agreement with Ralph Olson as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to receive a monthly fee of $6,000 and to be issued 125,000 shares of restricted common stock. The shares were issued during the nine months ended April 30, 2021.

(t)

On February 1, 2021, the Company entered into a six- month consulting agreement with Daniel Claycamp as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 100,000 shares of restricted common stock, of which 50,000 shares were due upon the signing of the agreement and 50,000 shares to be issued on the six- month anniversary of the agreement. The Company recorded the initial 50,000 shares as stock compensation expense of $44,500 for the three and nine months ended April 30, 2021, based on the market price of the common stock on the date of the agreement, with the offset included in common stock to be issued as of April 30, 2021.

(u)

On February 1, 2021, the Company entered into a six- month consulting agreement with Jason Smithson as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 25,000 shares of restricted common stock. The Company recorded the initial 50,000 shares as stock compensation expense of $32,500 for the three and nine months ended April 30, 2021, based on the market price of the common stock on the date of the agreement, with the offset included in common stock to be issued as of April 30, 2021.

(v)

On March 1, 2021, the Company entered into a consulting agreement with Scott Skyler. Pursuant to the agreement, the consultant is to fulfill the role of Project Manager, Processing Division of the Company. The Company agreed to compensate the consultant $75 per hour and issue 25,000 shares of restricted common stock annually. Each year, the first 12,500 shares are to be issued on the effective date and subsequent anniversary dates and an additional 12,500 shares are to be issued six (6) months thereafter. The Company recorded the initial 12,500 shares as stock compensation expense of $15,125 for the three and nine months ended April 30, 2021, based on the market price of the common stock on the date of the agreement, with the offset included in common stock to be issued as of April 30, 2021.

(w)

On March 10, 2021, the Company entered into a consulting agreement with a non-related third party (the “Consultant”). Pursuant to the terms of the agreement; the Consultant, among other matters, will provide services to the Company related to reviewing, analyzing and assessing the Company’s financial requirements. The Company has agreed to compensate the Consultant or its designees, 200,000 shares of restricted common stock. The shares were issued during the nine months ended April 30, 2021.

(x)

On March 15, 2021, the Company entered into a consulting agreement with Ron Frank as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 260,000 shares of restricted common stock. The shares were issued during the nine months ended April 30, 2021.

(y)

On March 15, 2021, the Company entered into a consulting agreement with Dylan Piccolo as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 100,000 shares of restricted common stock. The Company recorded the 100,000 shares as stock compensation expense of $130,000 for the three and nine months ended April 30, 2021, based on the market price of the common stock on the date of the agreement, with the offset included in common stock to be issued as of April 30, 2021.

(z)

On March 15, 2021, the Company entered into a consulting agreement with David Mapley as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 100,000 shares of restricted common stock. The Company recorded the 100,000 shares as stock compensation expense of $130,000 for the three and nine months ended April 30, 2021, based on the market price of the common stock on the date of the agreement, with the offset included in common stock to be issued as of April 30, 2021.

(aa)

On March 15, 2021, the Company entered into a consulting agreement with Biome Sciences, Inc as a Scientific Advisory Board Member of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 100,000 shares of restricted common stock, of which 50,000 shares are to be issued on the date of the agreement and 50,000 shares are to be issued on the six- month anniversary of the agreement. The Company recorded the initial 50,000 shares as stock compensation expense of $65,000 for the three and nine months ended April 30, 2021, based on the market price of the common stock on the date of the agreement, with the offset included in common stock to be issued as of April 30, 2021.

(ab)

On March 15, 2021, the Company entered into a consulting agreement with Matthew Schwaigert. Pursuant to the agreement, the consultant is to fulfill the role of Director of Cultivation of the Company. The Company agreed to compensate the consultant $7,500 per month and issue 100,000 shares of restricted common stock upon the execution of the agreement and 100,000 shares of restricted common stock on the six-month anniversary of the agreement. The Company recorded the initial 100,000 shares as stock compensation expense of $130,000 for the three and nine months ended April 30, 2021, based on the market price of the common stock on the date of the agreement, with the offset included in common stock to be issued as of April 30, 2021.

On March 1, 2021 (the “Agreement Date”), the Company’s wholly owned subsidiary, Green Hygienics Properties, LLC (“GHP”) executed a Purchase and Sale Agreement (the “PSA”) to acquire a 37,530 square foot building, located at 13955 Stowe Drive, Poway near San Diego, California (the “Stowe Drive Building”). GHP was initially formed as Green Hygienics Farms LLC (“GHF”) in the State of California on July 22, 2019. GHF changed its’ name to GHP on June 5, 2020. The Company is the sole member of GHP, and Mr. Loudoun, the Company’s CEO is the Manager of GHP. The Company will utilize the Stowe Drive Building for post processing, manufacturing and distribution activities related to its business. Pursuant to the PSA, the closing for the purchase of the Stowe Drive Building is to occur on or before 120 days from the Agreement Date for a cash payment of $7,500,000 and 300,000 restricted common shares. As of the date of this filing, there has been no consideration paid by the Company or any assets transferred to the Company.

There is currently no pending or threatened litigation.

11. Sales concentration

For the nine months ended April 30, 2021, 100% of our revenue of $40,954 is from the land use rental income from SDGE (see Note 2). SDGE vacated the property in October 2020.

12.  Asset Purchase Agreements

Primordia Asset Purchase Agreement

On March 2, 2021, the Company entered into an Asset Purchase Agreement (the “Primordia APA”) with Primordia, LLC (“Primordia”), a Nevada limited liability company. Pursuant to the Primordia APA, the Company will acquire from Primordia certain assets for the purchase price of $431,137. The Company paid Primordia $25,000 and issued a $406,137 Promissory Note (the “Note”). The Note matures March 2, 2022, and carries a per annum interest rate of 4.75%.

Consideration given:

Cash	$25,000
Promissory note	406,137
Total consideration	$431,137

Assets acquired:
Inventory	$233,557
Accounts receivable	80,510
Machinery and equipment	82,070
Intangible assets (trademarks)	35,000
Total assets acquired	$431,137

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The brand has an indefinite life and will not be amortized. There was no change in any of the assets since the APA date, and the above asset amounts are included in the condensed consolidated balance sheet as of April 30, 2021. There are no sales or costs included in the condensed consolidation statement of operations for the three and nine months ended April 30, 2021. There are no pro-forma tables included as the Company was unable to obtain financial statements from the above entity.

Castillo Asset Purchase Agreement

On March 15, 2021, the Company entered into an Asset Purchase Agreement (the “Castillo APA”) with Castillo Seed L.L.C. (“Castillo”), a Puerto Rico limited liability company. Pursuant to the Castillo APA, the Company acquired from Castillo certain assets per the Castillo APA in exchange for 60,000 shares of restricted common stock.

Consideration given:
60,000 shares of common stock values at $1.16 per share	$69,400
Assets acquired:
Inventory	$69,400

There was no change in any of the assets since the APA date, and the above asset amounts are included in the condensed consolidated balance sheet as of April 30, 2021. There are sales or costs included in the condensed consolidation statement of operations for the three and nine months ended April 30, 2021. There are no pro-forma tables included as the Company was unable to obtain financial statements from the above entity.

Admay Asset Purchase Agreement

On April 14, 2021, the Company entered into an Asset Purchase Agreement (the “Admay APA”) with Admay, Inc (“Admay”), a Wyoming company. Pursuant to the Admay APA, the Company can acquire from Admay certain assets per the APA in exchange for up to $2,822,000 (the “Purchase Price”). The Purchase Price will be a combination of cash and restricted shares of common stock of the Company. On April 15, 2021, the APA was consummated and the Company agreed to pay $122,400 for the purchase of the brands American Hemp and Diablo related to hemp cigarettes only and part of the inventory (the “Initial Purchase”). The Company is not obligated to buy any additional inventory. As of April 30, 2021, the Company had paid $10,000 of the Initial Purchase.

Consideration given:
Cash	$10,000
Commitment payable	112,400
Total consideration	$122,400

Assets Acquired:
Inventory	$97,400
Intangible assets (trademarks)	25,000
Total assets acquired	$122,400

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The brand has an indefinite life and will not be amortized. There was no change in any of the assets since the APA date, and the above asset amounts are included in the condensed consolidated balance sheet as of April 30, 2021. There are sales or costs included in the condensed consolidation statement of operations for the three and nine months ended April 30, 2021.There are no pro-forma tables included as the Company was unable to obtain financial statements from the above entity.

13. Subsequent Events

On May 1, 2021, the Company entered into a consulting agreement with Patrick Kolenik as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 75,000 shares of restricted common stock on the date of the agreement. The shares were issued June 10, 2021.

On June 10, 2021, the Company issued in the aggregate 762,500 shares of common that were recorded as shares to be issued as of April 30, 2021. On the same date, the Company also issued 100,000 and 50,000 shares of restricted common stock pursuant to consulting agreements dated November 15, 2019, (see Note 10 (g)) and December 1, 2020, (see Note 10 (q)), respectively.

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

Revenues

We recognized $40,954 in revenue for the nine months ended April 30, 2021, from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment. The tenant vacated the property in October 2020. The Company plans to continue to seek other additional similar license agreements or sub-leases of our properties.

In June and July 2020, the Company planted its seasonal large-scale outdoor hemp crop as well as its first indoor test crop in three greenhouses. During the nine months ended April 30, 2021, the Company purchased additional seeds and nutrients. As of the date of this report, the Company has harvested approximately 110,000 lbs. of flower and biomass.

The Company is currently in the process of drying and curing these harvested crops and plans to market and sell these crops during this fiscal year at market prices based on market demand. The Company seeks to sell at optimal market pricing in order to maximize potential revenues. Some of these crops will be sold as flower and finished smokable products, whereas some crops will be processed into higher valued oils, isolate, and other processed products. We intend to sell the crops, whether in raw form or as processed goods, through wholesale channels as well as through the Company’s existing and upcoming e-commerce site under the Sol Valley Ranch brand.

Additionally, new greenhouse plantings are planned, with a total of three indoor crops planned for each calendar year. The Company expects to plant an expanded outdoor crop during this fiscal year for two crops; however, revenues from these crops are not expected until the following fiscal year.

Operating Expenses

Operating expenses for the three and nine months ended April 30, 2021, were $2,412,151 and $5,490,980, respectively, compared to $1,096,990 and $4,940,927 for the three and nine months ended April 30, 2020, respectively. These expenses consisted of stock-based compensation, consulting and business development costs, supplies, payroll and subcontractor expenses, and general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Operating Expenses:
Consulting and business development	$161,162	$205,699	$355,004	$332,479
Related party fees and expenses	52,500	75,000	217,500	247,500
Stock based compensation	1,973,125	-	4,261,175	2,421,000
Supplies	63,071	112,685	230,045	594,150
Payroll and subcontractor expenses	53,796	111,219	53,796	570,614
Depreciation	35,066	21,459	98,531	55,923
Inventory write off	-	306,450	-	306,450
General and administrative, other	73,431	264,478	274,929	412,811
Total Operating Expenses	$2,412,151	$1,096,990	$5,490,980	$4,940,927

This increases for the three and nine months ended April 30, 2021, are primarily due to stock-based compensation expenses partially offset by decreases in consulting and related party fees and expenses, supplies and general and administrative expenses for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. During the three and nine months ended April 30, 2020, supplies (predominantly seeds and nutrients) and labor were expensed as the Company was planting for the first time. For the three and nine months ended April 30, 2021, the Company recorded as work in process inventory the seeds and nutrients as well as the labor, as it became apparent that the seeding and planting done this season has yielded a successful harvest.

Stock compensation expense for the three and nine months ended April 30, 2021, was the result of the following issuances:

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

23

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

On February 17, 2021, the Company issued 125,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated February 1, 2021, for services performed (see Note 10 (s)). The shares were valued at $113,750 based on OTC’s closing trade price on the effective date of the agreement.

On February 17, 2021, the Company issued 200,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated August 1, 2019, for services performed (see Note 10 (c)). The shares were valued at $296,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 10, 2021, the Company recorded the issuance in the aggregate of 200,000 shares of restricted common stock to two consultants, pursuant to a consultant agreement dated March 10, 2021, for services performed (see Note 10 (w)). The shares were valued at $206,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 11, 2021, the Company recorded the issuance in the aggregate of 60,000 shares of restricted common stock pursuant to an Asset Purchase Agreement between the Company and Castillo. The shares were valued at $150,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 15, 2021, the Company recorded the issuance of 260,000 shares of restricted common stock pursuant to a consultant agreement dated March 15, 2021, for services performed (see Note 10 (x)). The shares were valued at $338,000 based on OTC’s closing trade price on the effective date of the agreement.

For the nine months ended April 30, 2020, the Company issued 1,125,000 shares of common stock and had commitments to issue an additional 600,000 shares of common stock. The Company recorded stock-based compensation expense of $2,421,000 for the nine months ended April 30, 2020, for those transactions.

Other Income (Expenses)

Interest expense for the three and nine months ended April 30, 2021, was $297,048 and $698,851, respectively, compared to $509,727 and $785,106 for the three and nine months ended April 30, 2020. The decreases for the three and nine months ended April 30, 2021, compared to the prior year periods is the result of the prior periods included amortization of debt discounts of $358,049 and $ 365,412, respectively, related to convertible notes that have now been extinguished. Such decrease was partially offset by the increase in the imputed interest expense of $34,579 and $92,832, for the three and nine months ended April 30, 2021, compared to the three and nine months ended April 30, 2020, respectively.

Net loss

The net loss for the three and nine months ended April 30, 2021, was $2,709,199 and $6,148,877, respectively, compared to $1,553,917 and $5,617,459 for the three and nine months ended April 30, 2020. The increase is a result of the changes discussed above.

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

For the nine months ended April 30, 2021, we primarily funded our business operations with $1,502,326 net proceeds from the issuance of a note payable in the face amount of $2,668,748 and $1,887,500 of proceeds and amounts paid directly from related parties. Of the proceeds, $171,213 was used for repayment of a convertible note, $54,214 for repayments on notes payable and other agreements and $470,229 was paid back to related parties.

Working Capital

	April 30, 2021	July 31, 2020

Current Assets	$1,329,739	$40,538
Current Liabilities	5,060,098	4,582,390
Working Capital (Deficit)	$(3,750,359)	$(4,541,852)

Cash was $79,606 and $40,538 as of April 30, 2021, and July 31, 2020, respectively. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, liabilities to related parties and notes payable.

Cash Flows

	Nine Months Ended April 30, 2021	Nine Months Ended April 30, 2020

Net cash used in operating activities	$(2,318,847)	$(1,664,071)
Net cash used in investing activities	(326,255)	(118,586)
Net cash provided by financing activities	2,684,170	2,007,641
Net change in cash	$39,068	$224,984

With our current cash balance will be unable to sustain operations for the next twelve months. We need to raise additional funds by issuing new debt or equity securities or otherwise. Other than amounts received from the issuance of a note payable and related parties, we have raised no funds for the nine months ended April 30, 2021. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated limited revenue to date. The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations.

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

As of April 30, 2021, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2021, the Company issued 125,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated February 1, 2021.

On February 17, 2021, the Company issued 200,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated August 1, 2019.

On March 10, 2021, the Company recorded the issuance in the aggregate of 200,000 shares of restricted common stock to two consultants, pursuant to a consultant agreement dated March 10, 2021.

On March 11, 2021, the Company recorded the issuance in the aggregate of 60,000 shares of restricted common stock pursuant to an Asset Purchase Agreement between the Company and Castillo.

On March 15, 2021, the Company recorded the issuance of 260,000 shares of restricted common stock pursuant to a consultant agreement dated March 15, 2021.

In issuing these shares the Company relied on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) During the quarter ended April 30, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the board of Directors.

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

GREEN HYGIENICS HOLDINGS INC. (Registrant)

Date: June 17, 2021	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: June 17, 2021	/s/ Todd Mueller
Todd Mueller
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

