Form 10-K
period 2021-07-31
GREEN HYGIENICS HOLDINGS INC.
filed 2021-11-19
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the year ended July 31, 2021

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

As of January 31, 2021, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to January 31, 2021, was approximately $15,549,933. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

As at November 10, 2021, the registrant had 44,126,138 shares of common stock issued and outstanding.

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

Effective April 29, 2019, the Company entered into a definitive agreement with Coastal Labs, LLC (“Coastal”), a California limited liability company to acquire all of the assets of Coastal. The Company is no longer pursuing this acquisition.

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

In October 2019, the Company entered into an agreement to purchase the real property located at 13795 Blaisdell Place, Poway, California 92064. The closing conditions were not met and the Company is no longer pursuing this facility.

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

We had $507,312 in cash as at July 31, 2021. We anticipate that we will incur approximately $240,000 for administrative expenses, including professional legal and accounting expenses associated with compliance with our periodic reporting requirements over the next twelve months. We will need additional funding for debt obligations and for the cultivation and processing of industrial hemp for the purpose of extracting CBD.

We are contemplating raising additional capital to finance our business operations. It is anticipated that funding for the Company will come from one or more of the following means: engaging in an offering of our stock, engaging in borrowing, or locating a joint venture partner or partners. (See Liquidity and Capital Resources for more information).

On March 2, 2021, the Company entered into an Asset Purchase Agreement (the “Primordia APA”) with Primordia, LLC (“Primordia”), a Nevada limited liability company. Pursuant to the Primordia APA, the Company acquired from Primordia certain assets for the purchase price of $431,137. The Company paid Primordia $25,000 and issued a $406,137 Promissory Note (the “Note”). The Note matures March 2, 2022, and carries a per annum interest rate of 4.75%.

On March 15, 2021, the Company entered into an Asset Purchase Agreement (the “Castillo APA”) with Castillo Seed L.L.C. (“Castillo”), a Puerto Rico limited liability company. Pursuant to the Castillo APA, the Company acquired from Castillo certain assets per the Castillo APA in exchange for 60,000 shares of restricted common stock.

On April 14, 2021, the Company entered into an Asset Purchase Agreement (the “Admay APA”) with Admay, Inc (“Admay”), a Wyoming company. Pursuant to the Admay APA, the Company can acquire from Admay certain assets per the APA in exchange for up to $2,822,000 (the “Purchase Price”). The Purchase Price will be a combination of cash and restricted shares of common stock of the Company. On April 15, 2021, the APA was consummated and the Company agreed to pay $162,400 for the purchase of the brands American Hemp and Diablo related to hemp cigarettes only and part of the inventory (the “Initial Purchase”). The Company is not obligated to buy any additional inventory. As of July 31, 2021, the Company had paid $10,000 of the Initial Purchase.

On August 20, 2021, Green Hygienics Properties, LLC (“GHP”) executed a Purchase and Sale Agreement (the “PSA”) to acquire 95,625+- acres, located in Lincoln County, North Carolina (the “Lincoln Property”). The Company is the sole member of GHP, and Mr. Loudoun, the Company’s CEO is the Manager of GHP. The property located just outside of Charlotte, North Carolina, includes approximately 170,000 square feet of industrial buildings. The Company plans to utilize the Lincoln Property to launch its industrial hemp manufacturing division, with a goal to produce hemp derived food grade products and fiber for textiles. Pursuant to the PSA, the closing for the purchase of the Lincoln Property is to occur on or before November 30, 2021, subject to due diligence, for a cash payment of $2,400,000, of which $25,000 has been put into an escrow account.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

On August 24, 2019, the Company executed a Purchase and Sale Agreement to acquire the 824 Potrero ranch Property near San Diego, California. The Company utilizes the land and building for industrial hemp for CBD cultivation. The Company’s business model includes generating revenues from the sale of hemp and premium-grade CBD products, creating trusted global consumer brands, developing valuable intellectual property and growing rapidly through strategic acquisitions and development.

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

PATENTS AND TRADEMARKS

On April 14, 2021, in conjunction with the Admay Asset Purchase Agreement, the Company acquired the brands American Hemp and Diablo related to hemp cigarettes only.

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

We have an accumulated deficit of $58,885,730 as at July 31, 2021. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We may have to liquidate our business and you may lose your investment. You should consider our auditor’s comments when determining if an investment in our company is suitable.

Because of the unique difficulties and uncertainties inherent in hemp growing facility construction and management industry, we face a high risk of business failure.

You should be aware that the hemp growing industry is a new industry. Consequently, the likelihood that there will be a high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the regulatory environment in which we must adhere to. These potential problems include, but are not limited to, unanticipated problems relating to obtaining building permits, licenses to grow hemp, and the ability to market the hemp grown. If the results of our program do not reveal viable commercialization options, we may decide to abandon our venture into the hemp growing industry. Our ability to continue in the hemp growing industry will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

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

We have accumulated net losses of $58,885,730 to July 31, 2021 and have not generated any material revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We may have to liquidate our business and you may lose your investment. You should consider our auditor’s comments when determining if an investment in our company is suitable.

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

Fiscal Year ending July 31, 2021 (OTC Markets)	High Bid	Low Bid
First quarter (ended October 31, 2020)	$1.30	$0.55
Second quarter (ended January 31, 2021)	0.91	0.50
Third quarter (ended April 30, 2021)	1.84	0.74
Fourth quarter (ended July 31, 2021)	2.45	1.01

Fiscal Year ending July 31, 2020 (OTC Markets)	High Bid	Low Bid
First quarter (ended October 31, 2019)	$2.32	$1.00
Second quarter (ended January 31, 2020)	2.29	1.80
Third quarter (ended April 30, 2020)	1.76	0.39
Fourth quarter (ended July 31, 2020)	1.05	0.36

Holders

As of July 31, 2021, there were 103 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended July 31, 2021, the Company issue the following shares of common stock:

On September 2, 2020, the Company issued 500,000 common shares to SRAX, Inc. (“SRAX”), in exchange for the right to use the SRAX Sequire platform, pursuant to a Platform Account Contract dated August 4, 2020. The shares were valued at $355,550 based on OTC’s closing trade price on the date of the agreement.

On September 13, 2020, and concurrently with the execution of the Financing Agreement, the Company issued to GHS Investments, LLC, 150,857 restricted shares of its Common stock (the “Commitment Shares”) to offset transaction costs. The shares were valued at $155,383 based on OTC’s closing trade price on the date of the agreement and were initially recorded as a prepaid expense. The expense will be recognized upon the Company selling shares of common stock to GHS under the equity line.

On September 21, 2020, the Company issued 250,000 shares of common stock to the CEO of the Company in exchange for consulting services, pursuant to his agreement dated August 1, 2019. The shares were valued at $370,000 based on OTC’s closing trade price on the date of the agreement.

On September 21, 2020, the Company issued 100,000 shares of common stock to the Company’s Chief Project Manager (“CPM”) in exchange for consulting services, pursuant to his consulting agreement dated August 1, 2019. The shares were valued at $148,000 based on OTC’s closing trade price on the date of the agreement.

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

On February 17, 2021, the Company issued 125,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated February 1, 2021, for services performed. The shares were valued at $113,750 based on OTC’s closing trade price on the effective date of the agreement.

On February 17, 2021, the Company issued 200,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated August 1, 2019, for services performed. The shares were valued at $296,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 10, 2021, the Company recorded the issuance in the aggregate of 200,000 shares of restricted common stock to two consultants, pursuant to a consultant agreement dated March 10, 2021, for services performed. The shares were valued at $206,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 11, 2021, the Company recorded the issuance in the aggregate of 60,000 shares of restricted common stock pursuant to an Asset Purchase Agreement between the Company and Castillo for the purchase of certain assets. The shares were valued at $69,600 based on OTC’s closing trade price on the effective date of the agreement and the Company recorded inventory of $69,400.

On March 15, 2021, the Company recorded the issuance of 260,000 shares of restricted common stock pursuant to a consultant agreement dated March 15, 2021, for services performed. The shares were valued at $338,000 based on OTC’s closing trade price on the effective date of the agreement.

On June 8, 2021, the Company issued 75,000 shares of restricted common stock pursuant to a consulting agreement dated May 1, 2021, for services. The shares were valued at $97,500 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to the CEO of the Company in exchange for consulting services, pursuant to his agreement dated August 1, 2019. The shares were valued at $185,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated November 15, 2019, for services performed as COO of the Company. The shares were valued at $200,000 based on OTC’s closing trade price on the effective date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to the Chief Science Officer of the Company pursuant to his employment agreement dated August 1, 2020. The shares were valued at $87,250 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 50,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a February 1, 2021 agreement. The shares were valued at $44,500 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $130,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $130,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $130,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 50,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $65,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 25,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $32,500 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated November 15, 2019, for services performed as COO of the Company. The shares were valued at $200,000 based on OTC’s closing trade price on the effective date of the agreement.

On June 8, 2021, the Company issued 50,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated December 1, 2020, for services performed as Corporate Communications Officer of the Company. The shares were valued at $34,000 based on OTC’s closing trade price on the effective date of the agreement.

During the year ended July 31, 2020, the Company issued the following shares of common stock:

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

On April 20, 2020, the Company issued 166,667 common shares to Triton Funds LP upon conversion of $50,000 debt. The shares were valued pursuant to the conversion terms of the convertible promissory note.

On May 8, 2020, the Company issued 214,286 common shares to Triton Funds LP upon conversion of $60,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note.

On May 23, 2020, the Company issued 178,571 common shares to Triton Funds LP upon conversion of $50,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note.

On June 8, 2020, the Company issued 153,846 common shares to Triton Funds LP upon conversion of $40,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note.

On June 23, 2020, the Company issued 200,000 common shares to Triton Funds LP upon conversion of $50,000 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note.

On July 22, 2020, the Company issued 321,576 common shares to Triton Funds LP upon conversion of $78,786 of debt. The shares were valued pursuant to the conversion terms of the convertible promissory note.

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

The independent auditors’ report on our financial statements for the years ended July 31, 2021 and 2020 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the consolidated financial statements filed herein.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Results of Operations

Revenues

We are currently in the product growing and production stages and anticipate producing revenue during the fiscal year ending July 31, 2022. We have recognized of $40,954 and $162,374 in revenue for the years ended July 31, 2021, and 2020, from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment. The Company plans to continue to seek other additional similar license agreements or sub-leases of our properties.

Expenses

Operating expenses for the year ended July 31, 2021, increased to $7,439,012 compared to $6,685,397 for the year ended July 31, 2020. These expenses consisted of consulting fees, business development costs, research and development costs, inventory impairment, supplies, wages and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports as follows:

	Year Ended
	July 31, 2021	July 31, 2020	Change
Expenses:
Consulting Fees	$519,804	$534,480	$(14,676)
Supplies	281,910	1,150,674	(868,764)
Payroll and subcontractors	113,493	970,809	(857,316)
Stock based compensation	4,748,058	3,024,160	1,723,898
General and Administrative	625,141	620,748	4,392
Research and development costs	803,002	-	803,002
Inventory impairment expense	172,400	306,450	(134,050)
Depreciation	175,204	78,076	97,128
Total	$7,439,012	$6,685,397	$(753,614)

This increase for the year ended July 31, 2021, is primarily due to increases in stock-based compensation expense, research and development costs, inventory impairment expense and depreciation partially offset by decreases in consulting fees, payroll and subcontractor expenses and supplies, compared to the year ended July 31, 2020.

Stock compensation expense for the year ended July 31, 2021, was the result of the following issuances:

•

On September 2, 2020, the Company issued 500,000 common shares to SRAX, Inc. (“SRAX”), in exchange for the one-year right to use the SRAX Sequire platform, pursuant to a Platform Account Contract dated August 4, 2020. The shares were valued at $355,550 based on OTC’s closing trade price on the date of the agreement, and are included in stock-based compensation expense for the year ended July 31, 2021,

On September 13, 2020, and concurrently with the execution of the Financing Agreement, the Company issued to GHS Investments, LLC, 150,857 restricted shares of its Common stock (the “Commitment Shares”) to offset transaction costs. The shares were valued at $155,383 based on OTC’s closing trade price on the date of the agreement and were recorded as a prepaid expense. As a result of the Company not selling any shares to GHS, and may not occur in the future, the Company recognized $155,383 as stock- based compensation expense for the year ended July 31, 2021.

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

•

On September 21, 2020 and under the terms of the Placement Agreement dated September 18, 2020, with Boustead Securities LLC (“BSL”), the Company issued to BSL an advisory fee of 250,000 shares of common stock . The shares were valued at $187,500 based on OTC’s closing trade price on the date of the agreement.

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

•

On September 21, 2020, the Company issued 125,000 shares of common stock to a shareholder for advisory services to the Company, pursuant to his consulting agreement dated August 1, 2019. The shares were valued at $185,000 based on OTC’s closing trade price on the date of the agreement.

• •

On November 15, 2020, the Company issued 125,000 shares of common stock to a consultant for services to the Company, pursuant to his consulting agreement dated August 18, 2020. The shares were valued at $75,000 based on OTC’s closing trade price on the issuance date, pursuant to the agreement.

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

•

On December 1, 2020, the Company issued 50,000 shares of common stock to a consultant for services, pursuant to her agreement dated December 1, 2020. The shares were valued at $34,000 based on OTC’s closing trade price on the date of the agreement.

•

On January 15, 2021, the Company issued 100,000 shares of common stock to a consultant for services, pursuant to her agreement dated January 15, 2021. The shares were valued at $75,000 based on OTC’s closing trade price on the date of the agreement.

On February 17, 2021, the Company issued 125,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated February 1, 2021, for services performed. The shares were valued at $113,750 based on OTC’s closing trade price on the effective date of the agreement.

On February 17, 2021, the Company issued 200,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated August 1, 2019, for services performed. The shares were valued at $296,000 based on OTC’s closing trade price on the effective date of the agreement

On March 10, 2021, the Company recorded the issuance in the aggregate of 200,000 shares of restricted common stock to two consultants, pursuant to a consultant agreement dated March 10, 2021, for services performed. The shares were valued at $206,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 11, 2021, the Company recorded the issuance in the aggregate of 60,000 shares of restricted common stock pursuant to an Asset Purchase Agreement between the Company and Castillo. The shares were valued at $150,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 15, 2021, the Company recorded the issuance of 260,000 shares of restricted common stock pursuant to a consultant agreement dated March 15, 2021, for services performed. The shares were valued at $338,000 based on OTC’s closing trade price on the effective date of the agreement.

On June 8, 2021, the Company issued 75,000 shares of restricted common stock pursuant to a consulting agreement dated May 1, 2021, for services. The shares were valued at $97,500 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 125,000 shares of common stock to the CEO of the Company in exchange for consulting services, pursuant to his agreement dated August 1, 2019. The shares were valued at $185,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated November 15, 2019, for services performed as COO of the Company. The shares were valued at $200,000 based on OTC’s closing trade price on the effective date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to the Chief Science Officer of the Company pursuant to his employment agreement dated August 1, 2020. The shares were valued at $87,250 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 50,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a February 1, 2021 agreement. The shares were valued at $44,500 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 12,500 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 1, 2021 agreement. The shares were valued at $15,125 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $130,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $130,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $130,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 50,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $65,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 25,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $32,500 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 12,500 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 1, 2021 agreement. The shares were valued at $15,125 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated November 15, 2019 for services performed as COO of the Company. The shares were valued at $200,000 based on OTC’s closing trade price on the effective date of the agreement.

On June 8, 2021, the Company issued 50,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated December 1, 2020, for services performed as Corporate Communications Officer of the Company. The shares were valued at $34,000 based on OTC’s closing trade price on the effective date of the agreement.

For the year ended July 31, 2020, the Company issued 1,685,000 shares of common stock. The Company recorded stock-based compensation expense of $3,024,160 for the year ended July 31, 2020, for those transactions.

Other income (expenses)

We incurred a total of $993,285 in interest expense for the year ended July 31, 2021, due to debt financing, compared to $1,204,222 during the year ended July 31, 2020. For the year ended July 31, 2021, costs included interest expense of $975,426 and $17,859 in debt discount amortization. For the year ending July 31, 2020, costs included $610,523 in interest expense and $593,699 in debt discount amortization.

Net Loss

We incurred net losses of $8,391,343 and $7,728,245 for the years ended July 31, 2021 and 20, respectively. These losses were the result of the revenues and expenses described above.

Our auditors have issued a going concern opinion as at July 31, 2021. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenue. There is no assurance we will ever generate significant revenue.

Liquidity and Capital Resources

Our cash balance at July 31, 2021 was $507,512 compared to $40,538 as of July 31, 2020, with current liabilities of $8,322,776 and $4,582,390 as of July 31, 2021, and 2020, respectively.

Our current cash balance will be unable to sustain operations for the next twelve months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

As of July 31, 2021, our current assets were $507,512, comprised of cash. Our working capital deficit as of July 31, 2021 was $7,815,264 compared to $4,541,852 as of July 31, 2020.

Working Capital

	July 31, 2021 $	July 31, 2020 $

Current Assets	507,512	40,538
Current Liabilities	8,322,776	4,582,390
Working Capital (Deficit)	(7,815,264)	(4,541,852)

During the year ended July 31, 2021, we used $2,976,006 of cash for operating activities compared to $2,381,837 for the year ended July 31, 2020.

During the year ended July 31, 2021, we used $376,729 of cash for investing activities compared to $218,586 for the year ended July 31, 2020.

During the year ended July 31, 2021, we generated $3,818,709 of cash from financing activities compared to $2,637,708 for the year ended July 31, 2020.

Cash Flows

	Year Ended July 31, 2021 $	Year Ended July 31, 2020 $

Net cash used in operating activities	(2,976,006)	(2,381,837)
Net cash used in investing activities	(376,729)	(218,586)
Net cash provided by financing activities	3,818,709	2,637,708
Net increase in cash	466,974	37,285

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

Concurrently therewith, we entered into a registration rights agreement with GHS, pursuant to which we agreed to file a registration statement with the SEC for the registration of the secondary offering and resale of the shares to be acquired by GHS pursuant to the Financing Agreement and the 150,857 Commitment Shares and to have the registration statement declared effective by the SEC at the earliest possible date. The registration statement was declared effective by the SEC on September 21, 2020. We have not sold any shares of common stock to GHS.

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

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. During the years ended July 31, 2021, and 2020, inventory of $953,402 and $306,450, respectively, was fully impaired due to the research and development nature of the current inventory for the year ended July 31, 2021, and unfavorable weather conditions for the year ended July 31, 2020. In the early growing stages, the plants were severely damaged by a sand storm and could not be salvaged.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of July 31, 2021, and 2020, the Company does not have any potentially dilutive shares.

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

July 31, 2021

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Green Hygienics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Hygienics Holdings, Inc. (the Company) as of July 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 2 to the financial statements, the Company had a going concern due to a continual net loss, stockholders’ deficiency and cash used in operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2012.

Houston, TX November 18, 2021

GREEN HYGIENICS HOLDINGS INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	Year ended July 31,
	2021	2020
ASSETS
Current Assets
Cash	$507,512	$40,538
Total Current Assets	507,512	40,538

Fixed Assets, net (Note 4)	5,522,326	4,727,464
Intangible assets	25,000	-
Total Assets	$6,054,838	$4,768,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,053,975	$1,019,027
Accounts payable related parties (Note 7)	523,791	302,144
Accrued interest payable	58,953	158,416
Deferred revenue	-	15,973
Current portion of long-term debt (Note 5)	3,557,594	510,311
Convertible note payable (Note 6)	-	171,213
Due to related parties (Note 7)	3,128,463	2,405,306
Total Current Liabilities	8,322,776	4,582,390

Long Term Liabilities
Notes payable (less current portion) (Note 5)	65,591	108,132
Mortgage payable (Note 5)	2,750,000	2,750,000
Second mortgage payable (Note 5)	1,760,000	1,760,000
Total Long-Term Liabilities	4,575,591	4,618,132

Total Current and Long-Term Liabilities	12,898,367	9,200,522

Nature of operations and continuance of business (Notes 1 and 2)
Commitments (Note 9)
Subsequent events (Note 13)

Stockholders’ Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value
44,126,138 and 39,577,781 shares issued and outstanding respectively	44,126	39,578
Stock payable	812,000	192,000
Additional paid-in capital	51,186,075	45,830,289
Deficit	(58,885,730)	(50,494,387)
Total Stockholders’ Deficit	(6,843,529)	(4,432,520)

Total Liabilities and Stockholders’ Deficit	$6,054,838	$4,768,002

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Year Ended July 31,
	2021	2020

Rental Revenue	$40,954	$161,374

Operating Expenses
Consulting and business development	519,804	534,480
Supplies	281,910	1,150,674
Payroll and subcontractor expenses	113,493	970,809
Stock-based compensation	4,748,058	3,024,160
General and administrative	1,775,747	1,005,274
Total Operating Expenses	7,439,012	6,685,397

Loss Before Other Expenses	(7,398,058)	(6,524,023)

Other Expenses
Interest expense	(993,285)	(1,204,222)

Net Loss	$(8,391,343)	$(7,728,245)

Net Loss Per Share, Basic and Diluted	$(0.20)	$(0.20)

Weighted Average Shares Outstanding	42,416,542	37,773,491

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
For the Years Ended July 31, 2021 and 2020

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Stock Payable	Capital	Deficit	Deficit

Balance at July 31, 2019	36,657,835	$36,658	$-	$42,089,489	$(42,766,142)	$(639,995)

Common stock issued and to be issued for services	1,685,000	1,685	192,000	2,830,475	-	3,024,160

Common stock issued for debt conversion	1,234,946	1,235	-	327,551	-	328,786

Imputed interest	-	-	-	154,074	-	154,074

Discount on warrants	-	-	-	428,700	-	428,700

Net loss	-	-	-	-	(7,728,245)	(7,728,245)
Balance July 31, 2020	39,577,781	39,578	192,000	45,830,289	(50,494,387)	(4,432,520)

Common stock issued for services	4,298,357	4,298	(92,000)	4,835,760	-	4,748,058

Imputed interest	-	-	-	261,976	-	261,976

Common stock issued for acquisition of
fixed assets	190,000	190	-	188,510	-	188,700

Common stock issued for Asset Purchase Agreement	60,000	60	-	69,540	-	69,600

Common stock payable to be issued	-	-	712,000	-	-	712,000

Net loss	-	-	-	-	(8,391,343)	(8,391,343)
Balance at July 31, 2021	44,126,138	$44,126	$812,000	$51,186,075	$(58,885,730)	$(6,843,529)

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended July 31,
	2021	2020
Operating Activities
Net loss	$(8,391,343)	$(7,728,245)
Imputed interest	261,976	154,074
Inventory impairment	172,400	306,450
Research and development costs	803,002	-
Depreciation expense	175,204	78,076
Share based compensation	4,748,058	3,024,160
Amortization of discount on note payable	17,125	593,699
Non-cash interest	715	-
Loss on acquisition of fixed assets	1,500	-
Changes in operating assets and liabilities:
Inventory	(743,402)	-
Accrued interest payable	(99,463)	157,906
Accounts payable and accrued liabilities	(127,452)	771,426
Accounts payable - related party	221,647	244,644
Deferred revenue	(15,973)	15,973
Net Cash Used In Operating Activities	(2,976,006)	(2,381,837)

Investing Activities
Cash paid for purchase of fixed assets	(376,729)	(218,586)
Net Cash Used In Investing Activities	(376,729)	(218,586)

Financing Activities
Payments on Convertible Note Payable	(171,213)	-
Proceeds from notes payable	1,503,060	397,638
Proceeds from stock sales	712,000	-
Proceeds from discounted notes payable	-	585,000
Proceeds from SBA Loan Payable	-	444,850
Payments to related parties	(499,204)	-
Payments on notes payable	(24,989)	-
Payments on discounted notes payable	-	(250,000)
Principal Payments on Agreements payable	(36,591)	(34,427)
Principal Payments on Defaulted Loan Payable	-	(130,261)
Advances from related parties	2,336,646	1,624,908
Net Cash Provided by Financing Activities	3,818,709	2,637,708

Increase in cash	466,974	37,285
Cash, Beginning of Period	40,538	3,253
Cash, End of Period	$507,512	$40,538

Supplemental Disclosures:
Interest paid	$749,677	$341,845
Income taxes paid	$-	$-

Non-Cash Transactions
Shares issued for stock payable	92,000	1,100,000
Shares issued for vehicles	188,700	-
Trademarks purchased on related party payable	25,000	-
Non-cash repayment of related party payable	1,140,000	-
Reclass from long term debt to short term	23,075	-
Assets financed through debt	568,537	-
Shares issued for Castillo assets	69,600	-
Equipment financed through debt	-	183,031
Land acquired through debt	-	4,112,362
Deposit on acquisition of property	-	100,000
Equipment purchased on accounts payable	-	46,423
Shares issued for conversion of debt	-	328,786
Discount on warrants	-	428,700

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Notes to the Consolidated Financial Statements

July 31, 2021

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

2. Going Concern and Management’s Plans

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of July 31, 2021, the Company has a working capital deficiency of $7,825,264, and has incurred losses of $8,391,343 and $7,728,245 for the years ended July 31, 2021 and 2020, respectively, and has an accumulated deficit of $58,885,730 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

•	On March 2, 2021, the Company entered into an Asset Purchase Agreement (the “Primordia APA”) with Primordia, LLC (“Primordia”), a Nevada limited liability company (see Note 12).

•	On March 15, 2021, the Company entered into an Asset Purchase Agreement (the “Castillo APA”) with Castillo Seed L.L.C. (“Castillo”), a Puerto Rico limited liability company (see Note 12).

•	On April 14, 2021, the Company entered into an Asset Purchase Agreement (the “Admay APA”) with Admay, Inc (“Admay”), a Wyoming company.

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

(e) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. In July 2020, the Company planted its first large scale hemp crops for cultivation. The planting covers approximately 120 acres of land. During the year ended July 31, 2021, the Company purchased additional seeds and nutrients to plant and to be later transferred into the fields. These costs included approximately $79,000 for seeds and nutrients and $654,000 on labor to prepare the fields, plant seeds, and to begin harvesting. The Company has determined to record these costs as expenses due to the research and development nature of the current inventory for the year ended July 31, 2021. Additionally, included in research and developments was the inventory of $69,600 acquired from Castillo and the Company recorded inventory impairment of $172,400 related to the hemp cigarettes acquired in the Admay transaction.

(f) Intangible Assets

During the year ended July 31, 2021, the Company acquired trademarks of $25,000 for the American Hemp and Diablo trademarks (see Note 2). In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

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

For the year ended July 31, 2021, revenue recognized of $40,954 is related to the land use rental income from San Diego Gas and Electric Company (“SDGE”). SDGE vacated the property in October 2020. As of July 31, 2020, the Company recorded deferred revenue of $15,973, representing a portion of the payment received in July 2020, that pertains to August 2020 rental income and accordingly has been recognized and is included in the revenue for the year ended July 31, 2021.

(m) Leases

The Company evaluates lease assets and lease liabilities, (if any), pursuant to ASC 842, by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. As of the date of this report, the Company has no material transactions to report.

(n) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of July 31, 2021, the Company does not have any potentially dilutive shares.

(o) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(p) Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended July 31, 2021, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

4. Fixed Assets

Fixed assets are recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts. The Company has determined to record all of the assets acquired in the Primordia APA as an asset cluster and has classified $431,137 as fixed assets.

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2020	Additions	Accumulated Depreciation	Balance at July 31, 2021

Production equipment	5 years	$359,909	$708,265	$(213,275)	$854,899
Furniture and office equipment	5 years	8,102	-	(3,243)	4,859
Buildings and improvements	15 years	225,167	261,802	(36,763)	450,206
Land		4,212,362	-	-	4,212,362
		$4,805,540	$970,067	$(253,281)	$5,522,326

The balance as of July 31, 2020 in the above table is the costs of the fixed assets. As of July 31, 2020, accumulated depreciation was $78,076 and the net fixed asset balance as of July 31, 2020 was $4,727,464. Fixed asset costs are being depreciated using the straight-line method based on the useful life of the asset. Depreciation expenses was $175,204 and $78,076 for the years ended July 31, 2021, and 2020, respectively.

5. Loans Payable

The Company has the following notes payable outstanding as of July 31, 2021 and, 2020:

	July 31, 2021	July 31, 2020
Promissory Note payable, interest at 10%, matured December 19, 2019, in default at July 31, 2020	$-0-	$24,989
Secured Promissory Note payable, interest at 15%, matures August 15, 2024.	1,760,000	1,760,000
Secured Promissory Note payable, interest at 6%, matures August 23, 2024	2,750,000	2,750,000
Promissory Note, interest at 5.66%, matures October 1, 2023	112,013	148,604
Paycheck Protection Program loan	444,850	444,850
Secured Promissory Note payable, interest at 15%, matures June 15, 2022, net of discount of $8,563	2,660,185	-0-
Promissory Note, interest at 4.75%, matures March 2, 2022	406,137	-0-
Sub- total notes payable, net of discount	8,133,185	5,128,443
Less long-term portion	4,575,591	4,618,132
Current portion of notes payable	$3,557,594	$510,311

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

On September 12, 2019, the Company entered into a Promissory Note with a face value of $183,031 with a non-related party for the purchase of equipment. The note requires monthly payments of $4,290 including interest at the rate of 5.66% per annum for a period of 48 months commencing November 1, 2019. The loan is secured by a collateral charge on production equipment. Of the amount owed, $46,422 is included in current liabilities and $65,591 is included in long-term liabilities on the consolidated balance sheet presented herein.

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

On December 15, 2020, the Company entered into a Secured Promissory Note with a face value of $2,668,748, with the same lender of the August 23, 2019, Secured Promissory Note. The principal balance of the note included an initial debt discount of $25,688, that will be amortized to interest expense over the term of the note. For the year ended July 31, 2021, the Company recorded $17,125 of interest expense. As of July 31, 2021, there remains $8,563 of unamortized debt discount. The note requires monthly payments of interest only at the rate of 15% per annum. The note is secured by a third Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is June 15, 2022. A portion of the face value of this note was used to repay $1,140,000 of related party amounts due (see Note 7).

On March 2, 2021, the Company entered into a Promissory Note with a face value of $406,137 related to the Asset Purchase Agreement with Primordia. The note carries an interest rate of 4.75% per annum and matures with a balloon a payment of principal and all accrued and unpaid interest on March 2, 2022.

Maturity of loans payable:

Amount
For the year ending July 31, 2022	$3,557,594
For the year ending July 31, 2023	49,084
For the year ending July 31, 2024	16,507
For the year ending July 31, 2025	4,510,000
Total	$8,133,185

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

7. Related Party Transactions

Controlling Shareholder

As of July 31, 2021, Alita Capital, Inc., together with its affiliates (collectively, “Alita”), is the controlling shareholder of the Company’s common stock, as Alita owns approximately 50.2% of our issued and outstanding common stock, accordingly, Alita has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. Alita is controlled by Mr. Ron Loudoun, the Company’s Chief Executive Officer.

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

During the year ended July 31, 2021, Alita made advances to the Company (including direct payments to vendors) and received reimbursements from the Company as follows:

Balance July 31, 2020	$2,405,306
Advances and interest charged	2,361,646
Reimbursements	(1,638,489)
Balance July 31, 2021	$3,128,463

The above balances as of July 31, 2021, and 2020, are presented in due to related parties on the consolidated balance sheets presented herein. Imputed interest of $261,976 and $154,074 for the years ended July 31, 2021, and 2020, respectively, has been recorded for the above related party debts with the offset to additional paid in capital.

Management Fees and accounts payable – related parties

For the years ended July 31, 2021, and 2020, the Company recorded expenses to its officers and former officers in the following amounts:

	July 31, 2021	July 31, 2020
CEO, parent	$90,000	$90,000
Chief Technology Officer	30,000	30,000
Chief Financial Officer	-	4,250
Chief Operating Officer	150,000	22,500
Former CEO, subsidiary	-	75,000
Former President, subsidiary	-	75,000
Former Director	-	7.500
	$270,000	$304,250

For the year ended July 31, 2021, the activity for expenses recognized and payments to officers and former officers as follows:

	Balance at July 31, 2020	Additions	Payments	Balance at July 31, 2021
CEO, parent	$90,000	$90,000	$-	$180,000
Chief Technology Officer	15,000	30,000	52,500	(7,500)
Chief Operating Officer	-	161,179	47,500	113,679
Chief Project Manager	-	162,468	122,000	40.468
Former CEO, subsidiary	67,500	-	-	67,500
Former President, subsidiary	67,500	-	-	67,500
Former Chief Agricultural Officer, subsidiary	27,144	-	-	27,144
Former Director	35,000	-	-	35,000
	$302,144	$443,647	$222,000	$523,791

All of the above amounts are non-interest bearing, unsecured and due on demand, and are presented in accounts payable related parties on the consolidated balance sheets presented herein.

Other

On September 21, 2020, the Company issued 50,000 shares of common stock in the aggregate to two relatives of our Chief Project Manager (the “CPM”) in exchange for production equipment, pursuant to a Stock Purchase Agreement dated September 3, 2020, with an effective date of January 31, 2020. The shares were valued at $51,500 based on OTC’s closing trade price on the date of the agreement (see Note 8). The Company recognized a loss of $1,500 on the acquisition of these fixed assets.

8. Stockholders’ Equity

Common Stock

As of July 31, 2021, the Company has 375,000,000 shares of $0.001 par value common stock authorized and there are 44,126,138 shares of common stock issued and outstanding.

For the year ended July 31, 2021, the Company issued the following shares:

On September 2, 2020, the Company issued 500,000 common shares to SRAX, Inc. (“SRAX”), in exchange for the right to use the SRAX Sequire platform, pursuant to a Platform Account Contract dated August 4, 2020. The shares were valued at $355,550 based on OTC’s closing trade price on the date of the agreement. The term of the contract was for one year, and accordingly, the Company has included the $355,550 in stock-based compensation expense for the year ended July 31, 2021.

On September 13, 2020, and concurrently with the execution of the Financing Agreement, the Company issued to GHS Investments, LLC, 150,857 restricted shares of its Common stock (the “Commitment Shares”) to offset transaction costs (see Note 9 (o)). The shares were valued at $155,383 based on OTC’s closing trade price on the date of the agreement and were initially recorded as a prepaid expense. As a result of the Company not selling any shares to GHS, and may not occur in the future, the Company recognized $155,383 as stock-based compensation expense for the year ended July 31, 2021.

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

On February 17, 2021, the Company issued 125,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated February 1, 2021, for services performed (see Note 9 (s)). The shares were valued at $113,750 based on OTC’s closing trade price on the effective date of the agreement.

On February 17, 2021, the Company issued 200,000 shares of restricted common stock to a consultant, pursuant to a consultant agreement dated August 1, 2019, for services performed (see Note 9 (c)). The shares were valued at $296,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 10, 2021, the Company recorded the issuance in the aggregate of 200,000 shares of restricted common stock to two consultants, pursuant to a consultant agreement dated March 10, 2021, for services performed (see Note 9 (w)). The shares were valued at $206,000 based on OTC’s closing trade price on the effective date of the agreement.

On March 11, 2021, the Company recorded the issuance in the aggregate of 60,000 shares of restricted common stock pursuant to an Asset Purchase Agreement between the Company and Castillo (see Note 11) for the purchase of certain assets. The shares were valued at $69,600 based on OTC’s closing trade price on the effective date of the agreement and the Company recorded inventory of $69,400.

On March 15, 2021, the Company recorded the issuance of 260,000 shares of restricted common stock pursuant to a consultant agreement dated March 15, 2021, for services performed (see Note 9 (x)). The shares were valued at $338,000 based on OTC’s closing trade price on the effective date of the agreement.

On June 8, 2021, the Company issued 75,000 shares of restricted common stock pursuant to a consulting agreement dated May 1, 2021, for services (see Note 9 (ac)). The shares were valued at $97,500 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 125,000 shares of common stock to the CEO of the Company in exchange for consulting services, pursuant to his agreement dated August 1, 2019 (see Note 9 (b)). The shares were valued at $185,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated November 15, 2019 (see Note 9 (g), for services performed as COO of the Company. The shares were valued at $200,000 based on OTC’s closing trade price on the effective date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to the Chief Science Officer of the Company pursuant to his employment agreement dated August 1, 2020 (see Note 9 (l)). The shares were valued at $87,250 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 50,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a February 1, 2021 agreement (see Note 9 (u)). The shares were valued at $44,500 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 12,500 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 1, 2021 agreement (see Note 9 (v)). The shares were valued at $15,125 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement (see Note 9 (ab)). The shares were valued at $130,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement (see Note 9 (y)). The shares were valued at $130,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement (see Note 9 (z)). The shares were valued at $130,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 50,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement (see Note 9 (aa)). The shares were valued at $65,000 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 25,000 shares of common stock to a non-related party consultant in exchange for consulting services pursuant to a March 15, 2021 agreement. The shares were valued at $32,500 based on OTC’s closing trade price on the date of the agreement.

On June 8, 2021, the Company issued 100,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated November 15, 2019 (see Note 9 (g)), for services performed as COO of the Company. The shares were valued at $200,000 based on OTC’s closing trade price on the effective date of the agreement.

On June 8, 2021, the Company issued 50,000 shares of restricted common stock to a consultant, pursuant to a consulting agreement dated December 1, 2020 (see Note 9 (q)), for services performed as Corporate Communications Officer of the Company. The shares were valued at $34,000 based on OTC’s closing trade price on the effective date of the agreement.

Common Stock to be issued

On November 15, 2019, the Company agreed to issue 100,000 common shares to a former Independent Director of the Company, William Creekmur, in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 50,000 of the shares on April 20, 2020. The remaining 50,000 shares valued at $100,000 have not been issued and are included in Stock payable as of July31, 2021, and 2020.

During the year ended July 31, 2021, the Company sold 356,000 shares of common stock at $2.00 per share for proceeds of $712,000. The shares were not issued as of July 31, 2021 and $712,000 is included in Stock payable as of July 31, 2021. The Company also issued warrants to purchase 356,000 shares of common stock at an exercise price of $3.00 per share, with an expiration date on the second anniversary of the date of issuance.

Warrants

In July 2021, in conjunction with sale of common stock to be issued, the Company issued warrants (the “Warrants”) to purchase 356,000 shares of common stock. The Warrants have an exercise price of $3,00 per share and an expiration date on the second- year anniversary of their issuance. A summary of the Company’s warrant activity and related information for the eyer ended July 31, 2021 is as follows:

	Number of Warrants	Weighted average exercise price
Outstanding beginning of year	-	$-
Granted	356,000	$3.00
Outstanding and exercisable, end of year	356,000	$3.00

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

(b)

On August 1, 2019, the Company entered into a consulting agreement with the CEO of the Company, Ron Loudoun, whereby the Company agreed to pay a consulting fee of $7,500 per month for a period of three years and pursuant to which, the Company agreed to issue the CEO 250,000 shares of common stock of the Company annually. The Company recorded expenses of $90,000 for the years ended July 31, 2021 and 2020, respectively. Pursuant to the agreement, during the year ended July 31, 2021, the Company issued 375,000 shares of restricted common stock.

(c)

On August 1, 2019, the Company entered into a consulting agreement with the Chief Project Manager, Greg Stinson, whereby the Company agreed to pay a signing bonus of $15,000 and a consulting fee of $7,500 per month for a period of five years. Pursuant to the agreement, the Company also agreed to annually issue to the Consultant 200,000 shares of common stock of the Company. Pursuant to the agreement, during the year ended July 31, 2021, the Company issued 300,000 shares of restricted common stock.

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

(e)

On August 1, 2019, the Company entered into a consulting agreement with the Assistant Agricultural Operations Manager, Carol Snyder, whereby the Company agreed to pay a signing bonus of $4,000 and a consulting fee of $2,000 per month for a period of year. At the end of the six-month period, the Company may evaluate the performance with regards to an extension of the agreement. Pursuant to the agreement, the Company is to issue the Consultant 25,000 shares of common stock of the Company. Pursuant to the agreement, during the year ended July 31, 2021, the Company issued 25,000 shares of restricted common stock.

(f)

On November 15, 2019, the Company agreed to issue 100,000 common shares to a former Independent Director of the Company, William Creekmur, in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 50,000 of the shares on April 20, 2020. The remaining 50,000 shares valued at $100,000 have not been issued and are included in Stock payable as of July31, 2021, and 2020.

(g)

On November 15, 2019, the Company entered into a consulting agreement with Kyle MacKinnon. Pursuant to the agreement, the consultant is to fulfill the role of Chief Operating Officer (the “COO”) of the Company. The Company agreed to compensate the consultant $7,500 per month and issue 200,000 shares of restricted common stock annually. Each year, the first 100,000 shares are to be issued on the effective date and subsequent anniversary dates and an additional 100,000 shares are to be issued six (6) months thereafter. Pursuant to the agreement. during the year ended July 31, 2021, the Company issued 300,000 shares of restricted common stock.

(h)

On February 1, 2020, the Company entered onto a consulting agreement with David Racz as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, strategic planning and general advisory services. The Consultant is to be issued 100,000 shares of restricted common stock, of which 50,000 were due on the effective date. On September 21, 2020, the Company issued 100,000 shares of restricted common stock and recorded stock compensation expense of $187,000 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

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

(l)

Effective August 1, 2020, the Company entered into an employment agreement with Dr. Levan Darjania, PhD as the Company’s Chief Science Officer. Dr. Darjania is a seasoned and accomplished research and development (“R&D”) professional and program manager with over 26-years’ experience in biotechnology, pharmaceutical drug development (both industry and academia) and proven track record of success in developing and directing in-house and collaborative research and development programs, and forward-thinking strategic planning capabilities. Pursuant to the agreement the Company has agreed to compensate Dr. Darjania an annual base salary of $250,000, and the issuance of 200,000 shares of common stock, of which 100,000 vested on the effective date and 100,000 vested six (6) months from the effective date. Pursuant to the agreement, during the year ended July 31, 2021, the Company issued 200,000 shares of restricted common stock.

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

(o)

On September 13, 2020, the Company entered into an Equity Financing Agreement (the “Financing Agreement”) with GHS Investments, LLC (“GHS”) for an equity line. Although the Company is not required to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to GHS up to $25,000,000 worth of our common stock, in increments, over the period ending on the earlier of (i) the date GHS has purchased an aggregate of $25,000,000 of the Company’s common stock pursuant to the Financing Agreement, or (ii) the date that the registration statement for the registration of the secondary offering and resale of the shares to be acquired by GHS pursuant to the Financing Agreement is no longer in effect (the “Open Period”). Concurrently with the execution of the Financing Agreement, on September 13, 2020, the Company issued to GHS 150,857 restricted shares of its Common stock (“Commitment Shares”) to offset transaction costs. The Commitment Shares are deemed earned upon the execution of the Financing Agreement. The Company valued the shares at $155,383, based on OTC’s closing trade price on the date of the agreement. The Company has not sold and does not plan to sell any shares of common stock to GHS and therefore has recorded $155,383 as stock-based compensation for the year ended July 31, 2021.

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

The initial term of this agreement shall be exclusive for six (6) months from the Company’s delivery of an offering memorandum to BSL. After the initial term, the term of the Placement Agreement will automatically be extended for additional successive one (1) year periods unless either party provides written notice to the other party of its intent not to so extend the term at least thirty (30) days before the expiration of the then current term. Under the terms of the Placement Agreement, the Company issued to BSL an advisory fee of two hundred fifty thousand (250,000) shares of restricted common stock on September 21, 2020. The Company valued the shares at $187,500, based on OTC’s closing trade price on the date of the agreement and recorded the amount as stock-based compensation for the year ended July 31, 2021.

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

(r)

On January 15, 2021, the Company entered into a consulting agreement with a non-related third party (the “Consultant”). Pursuant to the terms of the agreement; the Consultant, among other matters, will provide services to the Company related to reviewing, analyzing and assessing the Company’s financial requirements. The Company has agreed to compensate the Consultant 200,000 shares of restricted common stock. The first 100,000 shares were issued on the effective date and the remaining 100,000 shares are to be issued at the beginning of the third month from the effective date. The Company issued 100,000 during the year ended July 31, 2021.

(s)

On February 1, 2021, the Company entered into a consulting agreement with Ralph Olson as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to receive a monthly fee of $6,000 and to be issued 125,000 shares of restricted common stock. The shares were issued during the year ended July 31, 2021.

(t)

On February 1, 2021, the Company entered into a six- month consulting agreement with Daniel Claycamp as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 100,000 shares of restricted common stock, of which 50,000 shares were due upon the signing of the agreement and 50,000 shares to be issued on the six- month anniversary of the agreement. During the year ended July 31, 2021, the Company issued the initial 50,000 shares as stock compensation expense of $44,500 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

(u)

On February 1, 2021, the Company entered into a six- month consulting agreement with Jason Smithson as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 25,000 shares of restricted common stock. During the year ended July 31, 2021, the Company issued the 25,000 shares as stock compensation expense of $32,500 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

(v)

On March 1, 2021, the Company entered into a consulting agreement with Scott Skyler. Pursuant to the agreement, the consultant is to fulfill the role of Project Manager, Processing Division of the Company. The Company agreed to compensate the consultant $75 per hour and issue 25,000 shares of restricted common stock annually. Each year, the first 12,500 shares are to be issued on the effective date and subsequent anniversary dates and an additional 12,500 shares are to be issued six (6) months thereafter. During the year ended July 31, 2021, the Company issued 12,500 shares as stock compensation expense of $15,125 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

(w)

On March 10, 2021, the Company entered into a consulting agreement with a non-related third party (the “Consultant”). Pursuant to the terms of the agreement; the Consultant, among other matters, will provide services to the Company related to reviewing, analyzing and assessing the Company’s financial requirements. The Company has agreed to compensate the Consultant or its designees, 200,000 shares of restricted common stock. During the year ended July 31, 2021, the Company issued 200,000 shares as stock compensation expense of $206,000 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

(x)

On March 15, 2021, the Company entered into a consulting agreement with Ron Frank as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 260,000 shares of restricted common stock. During the year ended July 31, 2021, the Company issued 260,000 shares as stock compensation expense of $338,000 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

(y)

On March 15, 2021, the Company entered into a consulting agreement with Dylan Piccolo as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 100,000 shares of restricted common stock. During the year ended July 31, 2021, the Company issued 100,000 shares as stock compensation expense of $130,000 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

(z)

On March 15, 2021, the Company entered into a consulting agreement with David Mapley as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 100,000 shares of restricted common stock. The consultant is to be issued 100,000 shares of restricted common stock. During the year ended July 31, 2021, the Company issued 100,000 shares as stock compensation expense of $130,000 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

(aa)

On March 15, 2021, the Company entered into a consulting agreement with Biome Sciences, Inc as a Scientific Advisory Board Member of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. The consultant is to be issued 100,000 shares of restricted common stock, of which 50,000 shares are to be issued on the date of the agreement and 50,000 shares are to be issued on the six- month anniversary of the agreement. During the year ended July 31, 2021, the Company issued 50,000 shares as stock compensation expense of $65,000 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

(ab)

On March 15, 2021, the Company entered into a consulting agreement with Matthew Schwaigert. Pursuant to the agreement, the consultant is to fulfill the role of Director of Cultivation of the Company. The Company agreed to compensate the consultant $7,500 per month and issue 100,000 shares of restricted common stock upon the execution of the agreement and 100,000 shares of restricted common stock on the six-month anniversary of the agreement. During the year ended July 31, 2021, the Company issued 100,000 shares as stock compensation expense of $130,000 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

(ac)

On May 1, 2021, the Company entered into a consulting agreement with Patrick Kolenik as an advisor to the Board of Directors of the Company. Pursuant to the agreement, the consultant is to provide among other matters, general advisory services, strategic planning and support. During the year ended July 31, 2021, the Company issued 75,000 shares as stock compensation expense of $97,500 for the year ended July 31, 2021, based on the market price of the common stock on the date of the agreement.

There is currently no pending or threatened litigation.

10. Sales concentration

For the year ended July 31, 2021, 100% of our revenue of $40,954 is from the land use rental income from SDGE (see Note 2). SDGE vacated the property in October 2020.

11. Asset Purchase Agreements

Primordia Asset Purchase Agreement

On March 2, 2021, the Company entered into an Asset Purchase Agreement (the “Primordia APA”) with Primordia, LLC (“Primordia”), a Nevada limited liability company. Pursuant to the Primordia APA, the Company acquired from Primordia certain assets for the purchase price of $431,137. The Company paid Primordia $25,000 and issued a $406,137 Promissory Note (the “Note”). The Note matures March 2, 2022, and carries a per annum interest rate of 4.75%.

Consideration given:

Cash	$25,000
Promissory note	406,137
Total consideration	$431,137

Assets acquired:
Asset cluster	$431,137
Total assets acquired	$431,137

The Company did not buy an employee base or a significant process. The company had acquired intangible assets and inventory but determined the inventory was defective and there was no value with any associated intangibles so as a result the full value represents the fixed assets acquired that are called the asset cluster. The asset cluster is being amortized over a five year period straight line based upon the asset type and weighted average estimated useful life. There are no sales or costs included in the consolidated statement of operations for the year ended July 31, 2021.

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

This is an asset purchase that consisted of inventory only. As of July 31, 2021, management has determined that the inventory is impaired and has included $69,400 in inventory impairment expense for the year ended July 31 2021. There are no sales or costs included in the consolidated statement of operations for the year ended July 31, 2021.

Admay Asset Purchase Agreement

On April 14, 2021, the Company entered into an Asset Purchase Agreement (the “Admay APA”) with Admay, Inc (“Admay”), a Wyoming company. Pursuant to the Admay APA, the Company can acquire from Admay certain assets per the APA in exchange for up to $2,822,000 (the “Purchase Price”). The Purchase Price will be a combination of cash and restricted shares of common stock of the Company. On April 15, 2021, the APA was consummated and the Company paid $10,000 and agreed to pay $162,400 for the inventory purchase (the “Initial Purchase”). Additionally, the Company agreed to pay $25,000 to a third- party for the trademarks of the brands American Hemp and Diablo (related to hemp cigarettes only). The $25,000 was paid by a related party and is included in Due to related party on the consolidated balance sheets presented herein. The Company is not obligated to buy any additional inventory. As of July 31, 2021, the Company had paid $3,000 of the Initial Purchase.

Consideration given:
Cash to Admay	$10,000
Payable to related party	25,000
Commitment payable to Admay	162,400
Total consideration	$197,400

Assets Acquired:
Inventory	$172,400
Intangible assets (trademarks)	25,000
Total assets acquired	$197,400

This purchase did not include a significant process, customer base or employees and was considered an asset purchase for the brand names and actual cigarettes that were impaired due to the lack of sales and aging product. Intangible assets are recorded at estimated fair value, as determined by management based on available information. The brand has an indefinite life and will not be amortized. As of July 31, 2021, management determined that the inventory was impaired and has included $172,400 in inventory impairment expense for the year ended July 31 2021. There are no sales or costs included in the consolidated statement of operations for the year ended July 31, 2021.

12. Income Taxes

The Company has net operating losses carried forward of $21,357,341 available to offset taxable income in future years which commence expiring in fiscal 2028.

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31, 2021	July 31, 2020
Income tax recovery at statutory rate	$(1,762,182)	$(1,622,931)
Change in enacted tax rates	-	-
Change in valuation allowance	1,762,182	1,622,931
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities as of July 31, 2021, and 2020, are as follows:

	July 31, 2021	July 31, 2020
Net operating losses carryforward	$4,485,041	$2,722,859
Valuation allowances	(4,485,041)	(2,722,859)
Net deferred income tax asset	$-	$-

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

13. Subsequent Events

On August 20, 2021, Green Hygienics Properties, LLC (“GHP”) executed a Purchase and Sale Agreement (the “PSA”) to acquire 95,625+- acres, located in Lincoln County, North Carolina (the “Lincoln Property”). The Company is the sole member of GHP, and Mr. Loudoun, the Company’s CEO is the Manager of GHP. The property located just outside of Charlotte, North Carolina, includes approximately 170,000 square feet of industrial buildings. The Company plans to utilize the Lincoln Property to launch its industrial hemp manufacturing division, with a goal to produce hemp derived food grade products and fiber for textiles. North Carolina leads the nation in total value of textile manufacturing and exports with over $2 billion in textile exports in 2019. Pursuant to the PSA, the closing for the purchase of the Lincoln Property is to occur on or before November 30, 2021, subject to due diligence, for a cash payment of $2,400,000, of which $25,000 has been put into an escrow account.

On September 22, 2021, the Company announced the offering of a green bond exclusively in Europe (the “Offering”) in the principal amount of US$100 million. The Offering is issued for a five-year term with a yield of 7.25%, is not convertible, does not include warrants and is expected to close on or about Nov 30, 2021, subject to the satisfaction of certain customary closing conditions.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of July 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	The Company has no formal control process related to the identification and approval of related party transactions.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2021, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers and Control Persons

The names, ages and titles of our executive officers and director are as follows:

Name	Age	Position
Ronald Loudoun	58	Chief Executive Officer, President and director, June 1, 2017
Todd Mueller	60	Chief Financial Officer, February 15, 2020
Jeff Palumbo	40	Chief Technology Officer, August 30, 2019
Kyle MacKinnon	41	Chief Operating Officer, November 15, 2019
Jerry Halamuda	71	Senior Vice President, Agriculture Division, November 15, 2019
John Gildea	49	Senior Vice President, Corporate Development, November 15, 2019

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

Advisory Boards

The Company has established scientific, financial and general advisory boards, each comprised of experienced industry specific individuals. They are posted on the corporate website: https://www.greenhygienics.com/about-us/leadership/

Significant Employees

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, persons who beneficially own more than 10% of a registered class of the Company’s equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based solely on its review of the forms it received, or written representations from reporting persons, the Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all such filing requirements during the fiscal year ended July 31, 2021.

Item 11. Executive Compensation

Management Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the past two years ending July 31, 2021:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation

Ron Loudoun	CEO	2021	$0	$0	$90,000	$0	$0	$0	$555,000
		2020	$0	$0	$90,000	$0	$0	$0	$370,000

Todd Mueller	CFO	2021	$0	$0	$0	$0	$0	$0	$60,750
		2020	$0	$0	$4,250	$0	$0	$0	$60,750

Employment Agreements

We have no employment agreement with Ronald Loudoun. However, on August 1, 2019, we entered into a consulting agreement with Mr. Loudoun to serve as President and Chief Executive Officer. The agreement was for an initial six month term, to be re-evaluated after six months, and provides for (i) an annual allocation of 250,000 options (priced at $0.50 per share with a term of three years) or common shares, and (ii) a monthly base fee of $7,500 per month during the term of the agreement, subject to adjustment on a quarterly basis by the Company and Mr. Loudoun. Mr. Loudoun is eligible to receive annual bonuses, in cash or in common shares, at the discretion of the board of directors. The agreement also provides for reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his services. The $7,500 per month is included in the Other Annual Compensation in the above table, During the years ended July 31, 2021, and 2020, the Company issued 375,000 and 250,000 shares, respectively, which were valued at $1.48 per share $555,000 and $370,000, respectively, based on the market price of the common stock on the date of the agreement and are included in the All Other Compensation in the above table.

We have no employment agreement with Todd Mueller. However, on February 13, 2020, the Company entered into a six-month (the “Initial Term”) consulting agreement with the CFO of the Company, Todd Mueller, whereby the Company agreed to pay a consulting fee of 100,000 shares, 50,000 shares would be delivered upon the execution of the agreement (certificated on July 14, 2020) and 50,000 delivered in six months based on the continuation of the agreement. Following the Initial Term, the Company and the Consultant may extend the Term for up to 5 years on similar terms and conditions by further agreement in writing to that effect. The Company may terminate this Agreement for any reason prior to the expiry of this Agreement with 30-day notice and full vesting of stock or stock options for the period of engagement. The Consultant may end this Agreement with 30 days written notice prior to the end of the term. Future allocations of shares will be determined by the compensation committee of the board of directors or, if none, the entire board of directors. In addition, Mr. Mueller is eligible to receive bonuses of at the discretion of the compensation committee of the board of directors or, if none, the entire board of directors. The agreement also provides for reimbursement for all reasonable travel and other out-of-pocket expenses incidental to his services, provided, however, that the Company has the right to pre-approve any expense that may reasonably be expected to exceed $1,000. The Company paid Mr. Mueller $4,250 during the year ended July 31, 2020 and is included in Other Annual Compensation in the above table. During the years ended July 31, 2021, and 2020, the Company issued 50,000 shares of common stock in each year and valued the at $60,750 based on OTC’s closing trade price on the date of the agreement and are included in the All Other Compensation in the above table.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of November 10, 2021 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of November 10, 2021, we had 44,126,138 shares of common stock outstanding.

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

Title of Class	Name and Address of Beneficial Owner (1)	Number Of Shares Beneficially Owned	Percentage Owned
	Officers and Directors:

Common Stock	Ron Loudoun (2)	22,177,320	50.17%
Common Stock	Todd Mueller	100,000	*
Common Stock	Jeff Palumbo	500,000	1.13%
Common Stock	Kyle MacKinnon	500,000	1.13%
Common Stock	Jerry Halamuda	250,000	*
Common Stock	John Gildea	0	*

	All directors and officers as a group (6 persons)	24,487,220	55.49%

*	Less than 1%.

(1)	Unless otherwise noted, the address is c/o Green Hygienics Holdings Inc., 13795 Blaisdell Place, Suite 202, Poway, California 92064.
(2)	Includes 22,137,320 shares held by Alita Capital, Inc., of which Mr. Loudoun is the controlling shareholder.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended July 31, 2021, and 2020, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2021	July 31, 2020

Audit Fees – M&K	$31,000	$19,350
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$31,000	$19,350

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

Item 15. Exhibits

Exhibit No.	Description

2.1	Definitive Agreement dated April 29, 2019 by and among between Coastal Labs, LLC and Green Hygienics Holdings Inc. (1)
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

3.3	Articles of Merger dated June 1, 2012 between of Green Hygienics Holdings Inc. and Takedown Entertainment, Inc., incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012.
3.4	Certificate of Change Pursuant to NRS 78.209, incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012.
3.5	Certificate of Amendment of Green Hygienics Holdings Inc., incorporated by reference to our Current Report on Form 8-K filed on February 21, 2013.
3.6	Certificate of Amendment of Green Hygienics Holdings Inc., incorporated by reference to our Registration Statement on Form S-1 filed on September 14, 2020.
3.7	Bylaws, incorporated by reference to our Registration Statement on Form S-1 filed on September 17, 2008 (File No. 333-153510).
4.1	10% Convertible Promissory Note dated December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.
4.2	Common Stock Purchase Warrant dated December 19, 2019, incorporated by reference to our Current Report on Form 8-K filed on January 15, 2020.
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
10.11

Equity Financing Agreement by and between Green Hygienics Holdings, Inc. and GHS Investments, LLC, dated September 13, 2020, incorporated by reference to our Registration Statement on Form S-1 filed on September 14, 2020.

10.12

Registration Rights Agreement by and between Green Hygienics Holdings, Inc. and GHS Investments, LLC, dated September 13, 2020, incorporated by reference to our Registration Statement on Form S-1 filed on September 14, 2020.

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

GREEN HYGIENICS HOLDINGS INC.
(Registrant)

Dated: November 18, 2021	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 18, 2021	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 18, 2021	/s/ Todd Mueller
Todd Mueller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

