Form 10-Q
period 2021-10-31
GREEN HYGIENICS HOLDINGS INC.
filed 2022-01-14
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 44,482,138 common shares issued and outstanding as of December 09, 2021.

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	October 31, 2021	July 31, 2021
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$34,847	$507,512
Deposit	10,000	-
Inventory	175,957	-
Total Current Assets	220,804	507,512

Fixed Assets, net (Note 3)	5,494,912	5,522,326
Intangible Assets	25,000	25,000

Total Assets	$5,740,716	$6,054,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$396,160	$749,592
Payroll Liability	403,503	304,383
Accounts payable – related parties (Note 7)	648,638	523,791
Accrued interest payable	64,937	58,953
Current portion of long-term debt (Note 5)	3,562,038	3,557,594
Due to related parties (Note 7)	3,473,720	3,128,463
Total Current Liabilities	8,548,996	8,322,776
Long Term Liabilities
Notes payable (less current portion) (Note 5)	49,694	65,891
Mortgage payable (Note 5)	2,750,000	2,750,000
Second Mortgage payable (Note 5)	1,760,000	1,760,000
Total Long-Term Liabilities	4,559,694	4,575,591

Total Current and Long-Term Liabilities	13,108,690	12,898,367

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value 44,482,138 and 44,126,138 shares issued and outstanding, respectively	44,482	44,126
Stock payable	100,000	812,000
Additional paid-in capital	51,977,994	51,186,075
Deficit	(59,490,450)	(58,885,730)
Total Stockholder’s Deficit	(7,367,974)	(6,843,529)

Total Liabilities and Stockholder’s Deficit	$5,740,716	$6,054,838

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020

Rental Revenue	$4,500	$40,954

Operating Expenses
Consulting and Business Development	154,655	85,991
Stock based compensation	-	1,904,950
Supplies	-	4,746
Payroll and subcontractor expenses	157,500	52,500
General and administrative	179,828	231,048

Total Operating Expenses	491,983	2,279,235

Loss Before Other Income (Expense)	(487,483)	(2,238,281)

Other Income (Expense)
Interest expense	(297,237)	(191,440)
Gain on forgiveness of payable (Note 11)	180,000	-

Total Other Income (Expense)	(117,237)	(191,440)

Net Loss	$(604,720)	$(2,429,721)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.06)

Weighted Average Shares Outstanding	44,482,138	40,956,924

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Deficit

Three months ended October 31, 2021

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional Paid-In	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, July 31, 2021	44,126,138	$44,126	$51,186,075	$812,000	$(58,885,730)	$(6,843,529)

Imputed interest	-	-	80,275	-	-	80,275

Shares issued Private Placement	356,000	356	711,644	(712,000)	-	-

Net loss			-	-	(604,720)	(604,720)

Balance, October 31, 2021	44,482,138	$44,482	$51,977,994	$100,000	$(59,490,450)	$(7,367,974)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Deficit

Three months ended October 31, 2020

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock		Additional Paid-In	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, July 31, 2020	39,577,781	$39,758	$45,830,289	$192,000	$(50,494,387)	$(4,432,520)

Imputed interest	-	-	76,778	-	-	76,778

Shares issued for services	2,000,000	2,000	1,994,050	(92,000)	-	1,904,050

Shares issued for prepaid expenses	150,857	151	155,232			155,383

Shares issued for acquisition of fixed assets	190,000	190	188,510			188,700

Net loss	-	-	-	-	(2,429,721)	(2,429,721)

Balance, October 31, 2020	41,918,638	$41,919	$48,244,859	$100,000	$(52,924,108)	$(4,537,330)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020
Operating Activities
Net loss	$(604,720)	$(2,429,721)
Imputed interest	80,275	76,778
Depreciation expense	62,439	30,177
Share based compensation	-	1,904,050
Non cash interest	-	716
Common stock issued for vehicles	-	1,500
Foreign Currency losses	1,321	-
Amortization of Note Discount	4,444	-
Changes in operating assets and liabilities:
Other Current Assets	(10,000)	-
Inventory	(175,957)	(291,928)
Accrued interest payable	5,984	(117,639)
Accounts payable, accrued liabilities and payroll liabilities	(254,312)	119,609
Accounts payable - related party	124,847	27,500
Deferred revenue	-	(15,973)
Net Cash Used in Operating Activities	(765,679)	(694,931)

Investing Activities
Cash paid for purchase of fixed assets	(35,025)	(29,833)
Net Cash Used in Investing Activities	(35,025)	(29,833)

Financing Activities
Payments on discounted note payable	-	(171,213)
Payments on related parties loans	(77,913)	(70,000)
Principle payments on notes payable	(15,897)	(7,149)
Advances from related parties	421,849	1,013,500
Net Cash Provided by Financing Activities	328,039	765,138

(Decrease) Increase in cash	(472,665)	40,374

Cash, Beginning of Period	507,512	40,538

Cash, End of Period	$34,847	$80,912

Supplemental Disclosures:
Interest paid	207,328	230,036
Non-Cash Transactions
Shares issued for prepaid expenses	-	155,383
Shares issued for stock payable	712,000	92,000
Shares issued for vehicles	-	188,700

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

October 31, 2021

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

Going Concern

These condensed consolidated unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues since 2013. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of October 31, 2021, the Company has a working capital deficiency of $8,328,192and has an accumulated deficit of $59,490,450.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. Certain amounts from the July 31, 2021 annual report have been reclassified to conform to the presentation used in the current period.

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

(e) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. During the three months end October 31, 2021, the company harvested approximately 30,000 and 40,000 pounds of flower and a great deal more of seconds and biomass.  During the three months ended October 31, 2021, the Company recognized inventory costs of $175,956 includes raw materials, labor, overhead and other.

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

For the three months ended October 31, 2021, the company recognized $4,500 in rental income from San Diego Gas and Electric Company (“SDGE”) for land usage. For the three months ended October 31, 2020, revenue recognized of $40,954 is related to the land use rental income from SDGE. SDGE vacated the property in October 2020. As of July 31, 2020, the Company recorded deferred revenue of $15,973, representing a portion of the payment received in July 2020, that pertains to August 2020 rental income and accordingly has been recognized and is included in the revenue for the three months ended October 31, 2020.

(m) Leases

The Company evaluates lease assets and lease liabilities, (if any), pursuant to ASC 842, by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. As of the date of this report, the Company has no material transactions to report.

2. Significant Accounting Policies (continued)

(n) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of October 31, 2021, the Company does not have any potentially dilutive shares.

(o) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(p) Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the three months ended October 31, 2021, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

3. Prepaid expenses

On September 13, 2020, and concurrently with the execution of the Financing Agreement, the Company issued to GHS Investments, LLC, 150,857 restricted shares of its common stock (“Commitment Shares”) to offset transaction costs. The shares were valued at $155,383 based on OTC’s closing trade price on the date of the agreement and were recorded as a prepaid expense on the condensed consolidated balance sheets presented herein. The prepaid expense was fully expensed as of July 31, 2021 as the financing did not consummate due to unfavorable market conditions.  For the three months ended October 31, 2021, the company did not recognize any prepaid expenses.

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

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2021	Additions	Accumulated Depreciation	Balance at October 31, 2021

Production equipment	5 years	$854,899	$35,023	$(53,848)	$836,785
Furniture and office equipment	5 years	4,859	-	(408)	4,451
Buildings and improvements	15 years	450,206	-	(8,183)	442,023
Land		4,212,362	-	-	4,212,362
		$5,522,326	$35,023	$(62,439)	$5,494,912

Fixed asset costs are being depreciated using the straight-line method based on the useful life of the asset. Depreciation expenses was $62,439 and $30,177 for the three months ended October 31, 2021, and 2020, respectively.

5. Loans Payable

The Company has the following notes payable outstanding as of October 31, 2021, and July 31, 2021:

	October 31, 2021	July 31, 2021
Secured Promissory Note payable, interest at 15%, matures August 15, 2024	$1,760,000	$1,760,000
Secured Promissory Note payable, interest at 6%, matures August 23, 2024	2,750,000	2,750,000
Promissory Note, interest at 5.66%, matures October 1, 2023	96,116	112,012
Paycheck Protection Program loan	444,850	444,850
Secured Promissory Note Payable, Interest at 15%, matures June 15, 2022, net of discount $4,119	2,664,629	2,660,186
Promissory Note, interest at 4.75%, matures March 2, 2022	406,137	406,137
Sub- total notes payable	8,121,732	8,133,185
Less long-term portion	4,559,694	7,235,776
Current portion of notes payable	$3,562,038	$897,409

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

On December 15, 2020, the Company entered into a Secured Promissory Note with a face value of $2,668,748, with the same lender of the August 23, 2019, Secured Promissory Note. The principal balance of the note included an initial debt discount of $25,688, that will be amortized to interest expense over the term of the note. For the three months ended October 31, 2021, the Company recorded $100,078 of interest expense. As of October 31, 2021, there remains $4,119 of unamortized debt discount. The note requires monthly payments of interest only at the rate of 15% per annum. The note is secured by a third Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is June 15, 2022. A portion of the face value of this note was used to repay $1,140,000 of related party amounts due (see Note 7).

On March 2, 2021, the Company entered into a Promissory Note with a face value of $406,137 related to the Asset Purchase Agreement with Primordia. The note carries an interest rate of 4.75% per annum and matures with a balloon a payment of principal and all accrued and unpaid interest on March 2, 2022. As of October 31, 2021, interest expense was $4,863.

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

7. Related Party Transactions

Controlling Shareholder

As of October 31, 2021, Alita Capital, Inc., together with its affiliates (collectively, “Alita”), is the controlling shareholder of the Company’s common stock, as Alita owns approximately 50% of our issued and outstanding common stock, Accordingly, Alita has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. Alita is controlled by Mr. Ron Loudoun, the Company’s Chief Executive Officer.

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

During the three months ended October 31, 2021, Alita made advances to the Company (including direct payments to vendors) and received reimbursements from the Company as follows:

Balance July 31, 2021	$3,128,462
Advances	423,171
Reimbursements	(77,913)
Balance October 31, 2021	$3,473,720

The above balances as of October 31, 2021, and July 31, 2021, are presented in due to related parties on the condensed consolidated balance sheets presented herein. Imputed interest of $80,275 and $76,778 for the three months ended October 31, 2021, and 2020, respectively, has been recorded for the above related party debts with the offset to additional paid in capital.

Management Fees and accounts payable – related parties

For the three months ended October 31, 2021, and 2020, the Company recorded expenses to its officers and former officers in the following amounts:

	Three months ended October 31, 2021	Three months ended October 31, 2020
CEO, parent	$90,000	$22,500
Chief Technology Officer	7,500	7,500
Chief Financial Officer	22,500
Chief Project Manager	22,500
Chief Communications Manager	15,097
Chief Operating Officer	22,500	22,500
	$180,097	$52,500

For the three months ended October 31, 2021, the activity for expenses recognized expenses and payments to officers and former officers as follows:

	Balance at July 31, 2021	Additions	Payments	Balance at October 31, 2021
CEO, parent	$180,000	$90,000	$-	$270,000
Chief Technology Officer	(7,500)	7,500	5,000	(5,000)
Chief Operating Officer	113,679	22,500	28,500	107,679
Chief Financial Officer	-	22,500	4,250	18,250
Chief Project Manager	40,468	22,500	7,500	55,468
Chief Communications Officer	-	15,097	10,000	5,097
Former CEO, subsidiary	67,500	-	-	67,500
Former President, subsidiary	67,500	-	-	67,500
Former Chief Agricultural Officer, subsidiary	27,144	-	-	27,144
Former Director	35,000	-	-	35,000
	$523,791	$180,097	$55,250	$648,638

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

9. Commitments/Contingencies

As of October 31, 2021, the Company has 375,000,000 shares of $0.001 par value common stock authorized and there are 44,482,138 shares of common stock issued and outstanding.

As of the period ended October 31, 2021, the Company issued the following shares:

On September 2, 2020, the Company issued 500,000 common shares to SRAX, Inc. (“SRAX”), in exchange for the right to use the SRAX Sequire platform, pursuant to a Platform Account Contract dated August 4, 2020. The shares were valued at $355,550 based on OTC’s closing trade price on the date of the agreement. The term of the contract was for one year, and accordingly, the Company has included the $355,550 in stock-based compensation expense.

On September 13, 2020, and concurrently with the execution of the Financing Agreement, the Company issued to GHS Investments, LLC, 150,857 restricted shares of its Common stock (the “Commitment Shares”) to offset transaction costs. The shares were valued at $155,383 based on OTC’s closing trade price on the date of the agreement and were initially recorded as a prepaid expense. As a result of the Company not selling any shares to GHS, and may not occur in the future, the Company recognized $155,383 as stock-based compensation expense.

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

Common Stock to be issued

On November 15, 2019, the Company agreed to issue 100,000 common shares to a former Independent Director of the Company, William Creekmur, in exchange for consulting services. The shares were valued based on OTC’s closing trade price on the date of the agreement. The Company issued 50,000 of the shares on April 20, 2020. The remaining 50,000 shares valued at $100,000 have not been issued and are included in Stock payable as of October 31, 2021, and 2020.

During the year ended July 31, 2021, the Company sold 356,000 shares of common stock at $2.00 per share for proceeds of $712,000. The shares were not issued as of July 31, 2021 and $712,000 is included in Stock payable as of July 31, 2021 and were issued by October 31, 2021. The Company also issued warrants to purchase 356,000 shares of common stock at an exercise price of $3.00 per share, with an expiration date on the second anniversary of the date of issuance.

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

The Company is in negotiations with the IRS regarding its payroll taxes as of October 31, 2021. The amount that is reported in the financial statements is the outstanding amount owed to the IRS but the company feels that there is an error in the calculation and may be able to reduce that amount. There is currently no other pending or threatened litigation.

10. Sales concentration

For the three months ended October 31, 2021 and 2020, respectively, 100% of our revenue of $4,500 and $40,954 is from the land use rental income from SDGE (see Note 2). SDGE, for the most part, vacated the property in October 2020.

11. Gain on Forgiveness of payable

For the three months ended October 31,2021, the company recognized a gain of $180,000 related to a forgiveness of payables from a company that was contracted to perform consulting services related to the accounting and preparation of the company’s quarterly financials.  The company received written from the consultant notifying the company of the forgiveness.

12.  Subsequent Events

The company had no significant subsequent events as of the filing date.

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

Results of Operations for the three months ended October 31, 2021, and 2020.

Revenues

We recognized $4,500 and $40,954 in revenue for the three months ended October 31, 2021 and 2020, from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment. The tenant vacated the property in October 2020. The Company plans to continue to seek other additional similar license agreements or sub-leases of our properties.

During the three months end October 31,2021, the company harvested approximately 30,000 and 40,000 pounds of flower and a great deal more of seconds and biomass. In June and July 2020, the Company planted its seasonal large-scale outdoor hemp crop as well as its first indoor test crop in three greenhouses. During the three months ended October 31, 2020, the Company purchased additional seeds and nutrients. As of the date of this report, the Company has harvested approximately 20,000 lbs. of flower and more in biomass.

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

Operating Expenses

Operating expenses for the three months ended October 31, 2021 decreased to $1,787,252 compared to an increase of $2,079,274 for the three months ended October 31, 2020. These expenses consisted of stock-based compensation, consulting and business development costs, supplies, payroll and subcontractor expenses, and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports as follows:

	Three Months Ended
	October 31, 2021	October 31, 2020	Change
Expenses:
Consulting and business development	$154,655	$85,991	$68,664
Related party fees and expenses	180,097	52,500	127,597
Stock based compensation	-	1,904,050	(1,904,050)
Payroll and subcontractor expenses	-	4,746	(4,746)
Depreciation	62,439	30,177	32,262
General and administrative, other	94,792	201,771	(106,979)
Total	$491,983	$2,279,235	$(1,787,252)

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

•

On September 21, 2020, the Company issued 100,000 shares of common stock to the Chief Science Officer of the Company pursuant to his employment agreement dated August 1, 2020 (see Notes). The shares were valued at $87,250 based on OTC’s closing trade price on the date of the agreement.

21

•

On September 21, 2020, the Company issued 25,000 common shares to the Assistant Agricultural Operations Manager of the Company in exchange for consulting services, pursuant to her consulting agreement dated August 1, 2019 (see Notes) The shares were valued at $37,000 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020 and under the terms of the Placement Agreement dated September 18, 2020, with Boustead Securities LLC (“BSL”)., the Company issued to BSL an advisory fee of two hundred fifty thousand (250,000) shares of common stock (see Notes). The shares were valued at $187,500 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 50,000 shares to the Company’s CFO, pursuant to his consulting agreement dated February 13, 2020 (see Notes). The shares were valued at $60,750 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 50,000 shares of common stock to a consultant for advice on real estate acquisitions, pursuant to his consulting agreement (see Notes). The shares were valued at $58,500 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 125,000 shares of common stock to a consultant for advisory services to the Board of Directors of the Company, pursuant to his consulting agreement (see Notes). The shares were valued at $113,750 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 125,000 shares of common stock to a consultant for advisory services to the Board of Directors of the Company, pursuant to his consulting agreement (see Notes). The shares were valued at $113,750 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 100,000 shares of common stock to a consultant for services, pursuant to his agreement dated February 1, 2020 (see Notes). The shares were valued at $187,000 based on OTC’s closing trade price on the date of the agreement.

•

On September 21, 2020, the Company issued 125,000 shares of common stock to a shareholder for advisory services to the Company, pursuant to his consulting agreement August 1, 2019 (see Notes). The shares were valued at $185,000 based on OTC’s closing trade price on the date of the agreement.

General and administrative expenses decreased by $51,220 for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The decrease was predominantly comprised of a reduction in operational cleanup at the property and costs associated with getting USDA certification at the property.

Other Income (Expenses)

Other Income (expense) expense for the three months ended October 31, 2021, was $117,237, compared to $191,440 for the three months ended October 31, 2020. Interest expense increased to $297,237 from $191,440 for the three months ended October 31, 2021 and 2020, respectively,  Included in the increase is the imputed interest expense of $80,275 and $76,778 for the three months ended October 31, 2021, and 2020, respectively, on the amount owed to a related party.

Net loss

The net loss for the three months ended October 31, 2021, was $604,720 compared to $2,429,721 for the three months ended October 31, 2020. The decrease is a result of the changes discussed above.

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

For the three months ended October 31, 2021, we primarily funded our business operations with $421,849 of proceeds and amounts paid directly from related parties. In addition, the Company received proceeds from $712,000 private placement at the end of July of 2021.

Working Capital

	October 31, 2021	July 31, 2021

Current Assets	$220,804	$507,512
Current Liabilities	8,548,996	8,322,766
Working Capital (Deficit)	$(8,328,192)	$(7,815,254)

Cash was $34,847 and $507,512 as of October 31, 2021, and July 31, 2021, respectively. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, liabilities to related parties and notes payable.

Cash Flows

	Three months Ended October 31, 2021	Three months Ended October 31, 2020

Net cash used in operating activities	$(765,679)	$(694,931)
Net cash used in investing activities	(35,025)	(29,833)
Net cash provided by financing activities	328,039	76,5138
Net change in cash	$(472,665)	$40,374

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2021, the Company does not have any potentially dilutive shares.

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

As of October 31, 2021, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) During the quarter ended October 31, 2021, there have not been any material changes to the procedures by which security holders may recommend nominees to the board of Directors

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

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

101	Interactive Data Files

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN HYGIENICS HOLDINGS INC. (Registrant)

Date: January 12, 2022	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: January 12, 2022	/s/ Todd Mueller
Todd Mueller
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

