Form 10-Q
period 2022-01-31
GREEN HYGIENICS HOLDINGS INC.
filed 2022-05-02
CIK 1443388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,482,138 common shares issued and outstanding as of March 15, 2022.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	January 31,	July 31,
	2022	2021
ASSETS	(Unaudited)

Current Assets
Cash	$1,334	$507,512
Inventory	267,901	-

Total Current Assets	269,235	507,512

Fixed Assets, net (Note 3)	5,334,663	5,522,326
Intangible Assets	35,000	25,000

Total Assets	$5,638,898	$6,054,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$692,097	$749,592
Payroll Liabilities	444,234	304,383
Accounts payable – related parties (Note 7)	845,038	523,791
Accrued interest payable	70,921	58,953
Current portion of long-term debt (Note 5)	3,622,602	3,557,594
Due to related parties (Note 7)	3,472,971	3,128,463
Contingent liabilities (Note 11)	186,480	-

Total Current Liabilities	9,334,343	8,322,776

Long Term Liabilities
Notes payable (less current portion) (Note 5)	37,465	65,891
Mortgage payable (Note 5)	2,750,000	2,750,000
Second mortgage payable (Note 5)	1,760,000	1,760,000

Total Long-Term Liabilities	4,547,465	4,575,591

Total Current and Long-Term Liabilities	13,881,808	12,898,367

Stockholder’s Deficit
Common stock, 375,000,000 shares authorized, $0.001 par value 44,482,138 and 44,126,138 shares issued and outstanding respectively	44,482	44,126
Stock payable	100,000	812,000
Additional paid-in capital	52,065,550	51,186,075
Deficit	(60,452,942)	(58,885,730)

Total Stockholder’s Deficit	(8,242,910)	(6,843,529)

Total Liabilities and Stockholder’s Deficit	$5,638,898	$6,054,838

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Revenue
Sales	$41,950	$-	$41,950	$-
Rental income and other	21,185	-	25,685	40,954

Total Revenue	63,135	-	67,635	40,954

Operating Expenses
General and administrative	535,462	799,594	1,027,445	3,078,829
Contingent liabilities expense	186,480	-	186,480	-
Total Operating Expenses	721,942	799,594	1,213,925	3,078,829

Loss Before Other Income (Expense)	(658,807)	(799,594)	(1,146,290)	(3,037,875)

Other Income (Expense)
Interest expense	(303,685)	(210,363)	(600,922)	(401,803)
Forgiveness of notes payable	-	-	180,000	-

Total Other Income (Expense)	(303,685)	(210,363)	(420,922)	(401,803)

Net Loss	$(962,492)	$(1,009,957)	$(1,567,212)	$(3,439,678)

Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.08)

Weighted Average Shares Outstanding	44,482,138	42,145,268	44,482,138	41,551,096

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance at July 31, 2021	44,126,138	$44,126	$812,000	$51,186,075	$(58,885,730)	$(6,843,529)

Imputed interest	-	-	-	80,275	-	80,275

Common Stock issued in private placement	356,000	356	(712,000)	711,644	-	-

Net loss	-	-	-	-	(604,720)	(604,720)
Balance October 31, 2021	44,482,138	44,482	100,000	51,977,994	(59,490,450)	(7,367,974)

Imputed interest	-	-	-	87,556	-	87,556

Net loss	-	-	-	-	(962,492)	(962,492)
Balance at January 31, 2022	44,482,138	$44,482	$100,000	$52,065,550	$(60,452,942)	$(8,242,910)

Balance at July 31, 2020	39,577,781	39,578	$192,000	$45,830,289	$(50,494,387)	$(4,432,520)

Common stock issued for services	2,375,000	2,375	(92,000)	2,377,675	-	2,288,050

Imputed interest	-	-	-	114,685	-	114,685

Common stock issued for prepaid services	150,857	151	-	155,232	-	155,383

Common Stock issued for fixed assets	190,000	190	-	188,510	-	188,700

Net loss	-	-	-	-	(3,439,678)	(3,439,678)
Balance at January 31, 2021	4,293,638	$42,294	$100,000	$48,666,391	$(53,934,065)	$(5,125,380)

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six months ended January 31,
	2022	2021
Operating Activities
Net loss	$(1,567,212)	$(3,439,678)
Imputed interest	167,831	114,985
Loss on sale of fixed assets	15,589	-
Depreciation expense	122,099	63,465
Share based compensation	-	2,288,050
Amortization of discount on note payable	8,563	734
Non-cash interest	-	715
Common stock issued for vehicles	-	1,500
Changes in operating assets and liabilities:
Other Current Assets	(10,000)	-
Inventory	(267,901)	(509,479)
Accrued interest payable	11,968	(90,040)
Accounts payable, accrued payroll and liabilities	82,356	(134,334)
Accounts payable - related party	321,247	171,653
Deferred revenue	-	(15,973)
Contingent liability-	186,480	-
Net Cash Used In Operating Activities	(928,980)	(1,548,701)

Investing Activities
Cash paid for purchase of fixed assets	(35,025)	(206,046)
Cash received for sale of fixed assets	85,000
Net Cash Used In Investing Activities	49,975	(206,046)

Financing Activities
Payments on Convertible Note Payable	-	(171,213)
Proceeds from notes payable	-	1,502,326
Payments from notes payable	75,000	-
Payments to related parties	(77,913)	(435,229)
Payments on notes payable	(26,681)	(24,989)
Principal Payments on Agreements payable	(20,000)	(17,978)
Advances from related parties	422,421	1,043,500
Net Cash Provided by Financing Activities	372,827	1,896,417

Decrease in cash	(506,178)	141,670
Cash, Beginning of Period	507,512	40,538
Cash, End of Period	$1,334	$182,208

Supplemental Disclosures:
Interest paid	$588,954	$322,909
Income taxes paid	$-	$-

Non-Cash Transactions
Shares issued for stock payable	712,000	92,000
Shares issued for vehicles	-	188,700
Shares issued for prepaid expenses	-	155,383
Non-cash repayment of related party payable	-	1,140,000
Reclass from long term debt to short term	-	4,852

(The accompanying notes are an integral part of these consolidated financial statements)

GREEN HYGIENICS HOLDINGS INC.

Notes to the Condensed Consolidated Financial Statements

January 31, 2022

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

Going Concern

These condensed consolidated unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues since 2013. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2022, the Company has a working capital deficiency of $9,065,108 and has an accumulated deficit of $60,452,942. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. Certain amounts from the July 31, 2021 annual report may have been reclassified to conform to the presentation used in the current period.

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

(c) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting 21 allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance and trust funds to be cash equivalents.

(e) Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. In July 2020, the Company planted its first large scale hemp crops for cultivation. The planting covers approximately 120 acres of land and three greenhouses. During the six months ended January 31, 2021, the Company purchased additional seeds and nutrients to plant in its greenhouses to be later transferred into the fields. The Company determined to recognize these costs as inventory as of January 31, 2021. These costs included approximately $61,000 for seeds and nutrients and $448,000 on labor to prepare the fields, plant seeds, and to begin harvesting. The Company anticipates harvesting and beginning to market and sell these crops during the fiscal year ending July 31, 2021. During the six months ended January 31,2022, the Company again recognized similar costs as inventory for the same period of 2021. These costs included approximately $267,901 in nutrients and labor to prepare the fields, plant seeds, and to begin harvesting. The Company anticipates harvesting these crops during the fiscal year ending July 31, 2022

(f) Impairment of Long-Lived Assets

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

(l) Revenue and Deferred Revenue

For the six months ended January 31,2022, the company recognized revenue from the sales of product for $49,150 and $ 21,185 in rental income from property.  We recognized $40,954 in rental income for the six months ended January 31, 2021, from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment. The tenant vacated the property in October 2020. The Company plans to continue to seek other additional similar license agreements or sub-leases of our properties.

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

Fixed assets consist of the following:

	Useful Life	Balance at July 31, 2021	Additions (deletions)	Accumulated Depreciation	Balance at January 31, 2022

Production equipment	5 years	$854,899	$(102,177)	$(68,303)	$684,419
Furniture and office equipment	5 years	4,859	-	(817)	4,042
Buildings and improvements	15 years	450,206	-	(16,366)	433,840
Land		4,212,362	-	-	4,212,362
		$5,522,326	$(102,177)	$(85,486)	$5,334,663

Fixed asset costs are being depreciated using the straight-line method based on the useful life of the asset. Depreciation expenses was $137,686 and $63,465 for the six months ended January 31, 2022, and 2021, respectively.

4.  Revenue and deferred revenue

 For the six months ended January 31,2022, the company recognized revenue from the sales of product for $49,150 and $ 21,185 in rental income from property.  We recognized $40,954 in rental income for the six months ended January 31, 2021, from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment. The tenant vacated the property in October 2020. The Company plans to continue to seek other additional similar license agreements or sub-leases of our properties.

5. Loans Payable

The Company has the following notes payable outstanding as of January 31, 2022, and July 31, 2021:

	January 31, 2022	July 31, 2021
Secured Promissory Note payable, interest at 15%, matures August 15, 2024.	1,760,000	1,760,000
Secured Promissory Note payable, interest at 6%, matures August 23, 2024	2,750,000	2,750,000
Promissory Note, interest at 5.66%, matures October 1, 2023	85,331	112,012
Paycheck Protection Program loan	444,850	444,850
Golden State note payable	55,000	-
Secured Promissory Note payable, interest at 15%, matures June 15, 2022, net of discount	2,668,748	2,660,186
Promissory Note/ interest at 4.75, matures March 2,2022	406,138	406,137
Sub- total notes payable, net of discount	8,170,067	8,133,185
Less long-term portion	4,547,465	7,235,766
Current portion of notes payable	$3,622,602	$897,409

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

On September 12, 2019, the Company entered into a Promissory Note with a face value of $183,031 with a non-related party for the purchase of equipment. The note requires monthly payments of $4,290 including interest at the rate of 5.66% per annum for a period of 48 months commencing November 1, 2019. The loan is secured by a collateral charge on production equipment. Of the amount owed, $47,866 is included in current liabilities and $37,465 is included in long-term liabilities on the consolidated balance sheet resented herein.

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

On December 15, 2020, the Company entered into a Secured Promissory Note with a face value of $2,668,748, with the same lender of the August 23, 2019, Secured Promissory Note. The principal balance of the note included an initial debt discount of $26,423, that will be amortized to interest expense over the term of the note. For the three and six months ended January 31, 2022, the Company recorded $100,078 and $200,156 of interest expense, respectfully.  As of January 31, 2022, there remains $0 of unamortized debt discount. The note requires monthly payments of interest only at the rate of 15% per annum. The note is secured by a third Deed of Trust on real property commonly known as Round Potrero Road, Potrero, California. The maturity date of the debt is June 15, 2022. A portion of the face value of this note was used to repay $1,140,000 of related party amounts due (see Note 7).

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

7. Related Party Transactions

Controlling Shareholder

As of January 31, 2022, Alita Capital, Inc., together with its affiliates (collectively, “Alita”), is the controlling shareholder of the Company’s common stock, as Alita owns approximately 49.8% of our issued and outstanding common stock, accordingly, Alita has the ability to exercise significant control over our affairs, including the election of directors and most actions requiring the approval of shareholders, including the approval of any potential merger or sale of all or substantially all assets or segments of the Company, or the Company itself. Alita is controlled by Mr. Ron Loudoun, the Company’s Chief Executive Officer.

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

During the six months ended January 31, 2022, Alita made advances to the Company (including direct payments to vendors) and received reimbursements from the Company as follows:

Balance July 31, 2021	$3,128,463
Advances	422,421
Reimbursements	(77,913)
Balance January 31, 2022	$3,472,971

The above balances as of January 31, 2021, and July 31, 2020, are presented in due to related parties on the condensed consolidated balance sheets presented herein. Imputed interest of $167,831 and $114,985 for the six months ended January 31, 2021, and 2020, respectively, has been recorded for the above related party debts with the offset to additional paid in capital.

Management Fees and accounts payable – related parties

For the six months ended January 31, 2022, the activity for expenses recognized expenses and payments to officers and former officers as follows:

	Balance at July 31, 2021	Additions	Payments	Balance at January 31, 2022
CEO, parent	$180,000	$277,650	$-	$457,650
Chief Technology Officer	(7,500)	7,500	5,000	(5,000)
Chief Operating Officer	113,679	22,500	28,500	107,679
Chief Financial Officer	-	22,500	8,250	14,250
Chief Communication Officer	-	27,597	10,000	17,597
Chief Project Manager	40,468	22,750	7,500	55,718
Former CEO, subsidiary	67,500	-	-	67,500
Former President, subsidiary	67,500	-	-	67,500
Former Chief Agricultural Officer, subsidiary	27,144	-	-	27,144
Former Director	35,000	-	-	35,000
	$523,791	$380,497	$59,250	$845,038

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

10. Sales concentration

For the three and six months ended January 31, 2022, the company recognized $41,950 in product sales.  For the three and six months ended January 31, 2020, 100% of our revenue of $21,185 and $25,685, respectively, is from the land use rental income from SDGE (see Note 2). SDGE vacated the property in October 2020.

11.  Contingent liabilities

As of January 31, 2022, the Company incurred to two separate claims against the company.  The Company is early in the analysis of these claims.  The Company will defend its position regarding these claims; however, the company has reserved approximately $187,000 to date.

On February 15, 2022, former employee, commenced a lawsuit against the Company in Superior Court of California, County of San Diego. In this action, former employee brings claims for unpaid wages of $24,038, unused vacation pay $9,615, vested stock options of $378,000, penalties of $28,846 and fees and costs.

The Company believes the allegations of the complaint are without merit and intends to defend the case vigorously. Former employee resigned from his position July 4, 2021, in an email to the Company and there weren't ever discussions around vested stock options.

On December 16, 2021, Boustead Securities, LLC filed a claim against the Company in the United States District Court, Central District of California. In this action, Boustead brings claims for breach of contract. Boustead is an investment banking firm that advises on mergers and acquisitions and capital raise and, charges fees for Placement and Advisor Services.

In this action Boustead claims fees for; the Companies acquisition of; Coastal Labs and Bohemian Beverage Co., both of which did not occur, Admay LLC which is a conditional contract, Castillo Seed Company for a fee of $4,800, and Primordia LLC FOR $34,491. Boustead did not originate nor had involvement in any of these transactions.

Further, Boustead claims fees for the PPP Loan the Company, a Shareholder Loan to the Company from a Company owned by the CEO, and a Bridge Loan. Boustead did not originate nor had involvement in any of these transactions.

Further, Boustead claims 250,000 common shares in the Company, yet the shares were already issued over a year ago and were at that time included in the total of number of outstanding shares issued.

The Company believes the allegations of the complaint are without merit and intends to defend the case vigorously.

12. Subsequent Events

The company did not have any subsequent events to report for the period ended January 31, 2022.

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

Results of Operations for the three and six months ended January 31, 2022, and 2021.

Revenues

For the six months ended January 31,2022, the company recognized revenue from the sales of product for $49,150 and $ 21,185 in rental income from property.  We recognized $40,954 in rental income for the six months ended January 31, 2021, from license fees pursuant to a license agreement for the right to use the premises at the Potrero Ranch Property for temporary storage of construction equipment. The tenant vacated the property in October 2020. The Company plans to continue to seek other additional similar license agreements or sub-leases of our properties.

In June and July 2020, the Company planted its seasonal large-scale outdoor hemp crop as well as its first indoor test crop in three greenhouses. During the six months ended January 31, 2021, the Company purchased additional seeds and nutrients. As of the date of this report, the Company has harvested approximately 110,000 lbs. of flower and biomass. During the six months ended January 31, 2022, the Company purchased nutrients and used seeds from its inventory in which the Company harvested approximately 200,000 lbs. of additional flower and biomass.

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

Additionally, new greenhouse plantings are planned for calendar quarter ending April 30, 2022, with a total of three indoor crops planned for each calendar year. The Company expects to plant an expanded outdoor crop during this fiscal year for two crops; however, revenues from these crops are not expected until the following fiscal year.

Operating Expenses

Operating expenses for the three and six months ended January 31, 2022, were $721,942 and $1,213,925, respectively, compared to $799,594 and $3,078,829 for the three and six months ended January 31, 2020, respectively. These expenses consisted of stock-based compensation, consulting and business development costs, supplies, payroll and subcontractor expenses, and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Operating Expenses:
Consulting and business development	$193,704	$107,851	$461,405	$193,842
Related party fees and expenses	157,500	112,500	265,000	165,000
Stock based compensation	-	384,000	-	2,288,050
Supplies	-	79,681	-	166,974
Payroll and subcontractor expenses	-	(4,746)	23,023	-
Depreciation	62,439	33,288	122,099	63,465
General and administrative, other	121,819	87,020	155,918	201,498
Contingent Loss	186,480	-	186,480	-
Total Operating Expenses	$721,942	$799,594	$1,213,925	$3,078,829

This decreases for the three and six months ended January 31, 2021, are primarily due to stock-based compensation expenses partially offset by increases in consulting and related party fees and expenses for the three months ended January 31, 2021, compared to the three and six months ended January 31, 2022. During the three and six months ended January 31, 2021, supplies (predominantly seeds and nutrients) and labor were expensed as the Company was planting. For the three and six months ended January 31, 2022, the Company recorded as work in process inventory the seeds and nutrients as well as the labor, as it became apparent that the seeding and planting done this season has yielded a successful harvest.

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

19

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

For the three and six months ended January 31, 2020, the Company issued 825,000 shares of common stock and had commitments to issue an additional 600,000 shares of common stock. The Company recorded stock-based compensation expense of $1,200,000 and $2,421,000 for the three and six months ended January 31, 2020 for the above transactions.  For the three and six months ended January 31, 2022, the Company had no issuances of common stock.

Other Income (Expenses)

Interest expense for the three and six months ended January 31, 2022, was $303,685 and $600,922, respectively, compared to $210,363 and $401,803 for the three and six months ended January 31, 2020. Included in the increase for the six months ended January 31, 2022 and 2021 is the increase in the imputed interest expense of $167,831 and $114,985 for new promissory note issued on December 15, 2020.  Also included in Other Income (Expense), the Company recognized $180,000 Other Income from the Forgiveness on a notes payable for the six months ended January 31, 2022.

Net loss

The net loss for the three and six months ended January 31, 2022, was $962,492 and $1,567,212, respectively, compared to $1,009,957 and $3,439,468 for the three and six months ended January 31, 2021. The increase is a result of the changes discussed above.

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

For the six months ended January 31,2022, the company was primarily funded its, business operations by its related party owner and reserve cash.  For the six months ended January 31, 2021, we primarily funded our business operations with $1,502,326 net proceeds from the issuance of a note payable in the face amount of $2,668,748 and $1,043,500 of proceeds and amounts paid directly from related parties. Of the proceeds, $171,213 was used for repayment of a convertible note, $42,967 for repayments on notes payable and other agreements and $435,229 was paid back to related parties.

Working Capital

	January 31, 2022	July 31, 2021

Current Assets	$269,235	$507,512
Current Liabilities	9,334,343	8,322,766
Working Capital (Deficit)	$(9,065,108)	$(7,815,254)

Cash was $1,334 and $507,512 as of January 31, 2022, and July 31, 2021, respectively. The current liabilities are comprised of accounts payable, accrued expenses, convertible debt, liabilities to related parties and notes payable.

Cash Flows

	Six Months Ended January 31, 2022	Six Months Ended January 31, 2021

Net cash used in operating activities	$(928,980)	$1,548,071)
Net cash used in investing activities	49,975	(206,046)
Net cash provided by financing activities	372,827	1,896,417
Net change in cash	$(506,178)	$141,670

With our current cash balance will be unable to sustain operations for the next twelve months. We need to raise additional funds by issuing new debt or equity securities or otherwise. Other than amounts received from the issuance of a note payable and related parties, we have raised no funds for the six months ended January 31, 2022. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated limited revenue to date. The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations.

We estimate that our expenses over the next 12 months will be approximately $1,200,000, comprised of $1,000,000 in operating expenses and $200,000 in investing activities. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

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

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of January 31, 2022, the Company does not have any potentially dilutive shares.

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

As of January 31, 2022, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

M&K CPAs, our independent registered public accounting firm, is not required to and has not provided an assessment over the design or effectiveness of our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of January 31, 2022, the Company incurred to two separate claims against the company.  The Company is early in the analysis of these claims.  The Company will defend its position regarding these claims; however, the company has reserved approximately $187,000 to date. There are no proceedings, other than stated above, in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On February 15, 2022, former employee, commenced a lawsuit against the Company in Superior Court of California, County of San Diego. In this action, former employee brings claims for unpaid wages of $24,038, unused vacation pay $9,615, vested stock options of $378,000, penalties of $28,846 and fees and costs.

The Company believes the allegations of the complaint are without merit and intends to defend the case vigorously. Former employee resigned from his position July 4, 2021, in an email to the Company and there weren't ever discussions around vested stock options.

On December 16, 2021, Boustead Securities, LLC filed a claim against the Company in the United States District Court, Central District of California. In this action, Boustead brings claims for breach of contract. Boustead is an investment banking firm that advises on mergers and acquisitions and capital raise and, charges fees for Placement and Advisor Services.

In this action Boustead claims fees for; the Companies acquisition of; Coastal Labs and Bohemian Beverage Co., both of which did not occur, Admay LLC which is a conditional contract, Castillo Seed Company for a fee of $4,800, and Primordia LLC FOR $34,491. Boustead did not originate nor had involvement in any of these transactions.

Further, Boustead claims fees for the PPP Loan the Company, a Shareholder Loan to the Company from a Company owned by the CEO, and a Bridge Loan. Boustead did not originate nor had involvement in any of these transactions.

Further, Boustead claims 250,000 common shares in the Company, yet the shares were already issued over a year ago and were at that time included in the total of number of outstanding shares issued.

The Company believes the allegations of the complaint are without merit and intends to defend the case vigorously.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) During the quarter ended January 31, 2022, there have not been any material changes to the procedures by which security holders may recommend nominees to the board of Directors.

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

GREEN HYGIENICS HOLDINGS INC. (Registrant)

Date: April, 30, 2022	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: April 30, 2022	/s/ Todd Mueller
Todd Mueller
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

